Form 10QSB
period 2005-06-30
Israel Technology Acquisition Corp.
filed 2005-08-25
CIK 1319644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number 000-51259

Israel Technology Acquisition Corp.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-2374143
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

23 Karlibach St., Tel Aviv 67132, Israel
(Address of Principal Executive Office)

972-3-6247396
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 25, 2005, 7,818,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Israel Technology Acquisition Corp.
(a development stage enterprise)

Condensed Balance Sheet
As of June 30, 2005

June 30, 2005 (unaudited)

ASSETS
Current assets — Cash	$1,572
Deferred offering costs	$130,130

Total assets	$131,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$26,302
Notes payable, stockholders	$83,000

Total Current liabilities	$109,302

Commitment
Stockholders’ equity
Preferred stock, $.0001 par value Authorized 1,000,000 shares; none issued Common stock, $.0001 par value Authorized 30,000,000 shares Issued and outstanding 1,500,000 shares	$150
Additional paid-in capital	$24,850
Deficit accumulated during the development stage	$(2,600)

Total stockholders’ equity	$22,400

Total liabilities and stockholders’ equity	$131,702

The accompanying Notes are an integral part of these Condensed Financial Statements.

Israel Technology Acquisition Corp.
(a development stage enterprise)

Condensed Statements of Operations
(unaudited)
For the Three Months Ended June 30, 2005 and the
Period February 22, 2005 (inception) to June 30, 2005

	For the three months Ended June 30, 2005	For the period February 22, 2005 (inception) to June 30, 2005

Formation and operating costs	$1,500	$2,600

Net loss	$1,500	$2,600

Weighted average shares outstanding	1,500,000	1,500,000

Basic and diluted net loss per share	$(0.00)	$(0.00)

The accompanying Notes are an integral part of these Condensed Financial Statements.

Israel Technology Acquisition Corp.
(a development stage enterprise)

Statement of Changes in Stockholders’ Equity
(unaudited)
For the period February 22, 2005 (inception) to June 30, 2005

	Common Stock		Additional paid-in	Deficit Accumulated During the Development	Stockholders’
	Shares(1)	Amount	capital	Stage	Equity

Common shares issued February 22, 2005 at $0.0167 per share	1,500,000	$150	$24,850	$—	$25,000
Net Loss	—	—	—	$(1,100)	$(1,100)

Balance at March 31, 2005	1,500,000	$150	$24,850	$(1,100)	$23,900

Net loss	—	—	—	$(1,500)	$(1,500)
Balance at June 30, 2005	1,500,000	$150	$24,850	$(2,600)	$22,400
_________________
(1)	Share amounts have been restated to reflect a stock dividend of one share of common stock for each outstanding share of common stock affected on April 14, 2005.

The accompanying Notes are an integral part of these Condensed Financial Statements.

Israel Technology Acquisition Corp.
(a development stage enterprise)

Condensed Statements of Cash Flows
(unaudited)
For the Three Months Ended June 30, 2005 and the
Period February 22, 2005 (inception) to June 30, 2005

	For the three Months ended June 30, 2005	For the period February 22, 2005 (inception) to June 30, 2005

Cash flow from operating activities
Net loss	$(1,500)	$(2,600)
Changes in operating assets and liabilities:
Increase in accrued expenses	$25,502	$26,302

Net cash provided by operating activities	$23,702	$23,702

Cash flows from financing activities
Proceeds from notes payable, stockholders	$13,000	$83,000
Proceeds from sale of shares of common stock	—	$25,000
Payment of deferred offering costs	$(105,130)	$(130,130)

Net cash used in financing activities	$(92,130)	$(22,130)

Net (decrease) increase in cash	$(68,428)	$1,572

Cash - beginning of period	$70,000	$—

Cash - end of period	$1,572	$1,572

The accompanying Notes are an integral part of these Condensed Financial Statements.

ISRAEL TECHNOLOGY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND THE PERIOD
FEBRUARY 22, 2005 (INCEPTION) TO JUNE 30, 2005

1.	INTERIM FINANCIAL INFORMATION

The condensed financial statements at June 30, 2005 and for the periods ending June 30, 2005 has been prepared by the Company and not audited. In the opinion of management, all adjustments (consisting of normal accruals and recurring items) have been made that are necessary to present fairly the financial position of Israel Technology Acquisition Corp. (the “Company”) as of June 30, 2005 and the results of its operations and cash flows for the three months ended and for the period from February 22, 2005 (inception) through June 30, 2005. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the periods from February 22, 2005 (inception) to July 19, 2005 and February 22, 2005 (inception) to February 28, 2005 included in the Company’s Form 8-K filed with the Securities and Exchange Commission on July 19, 2005. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the February 22, 2005 (inception) to July 19, 2005 and February 22, 2005 (inception) to February 28, 2005 financial statements.

2.	ORGANIZATION AND BUSINESS OPERATIONS

The Company was incorporated on February 22, 2005 as a blank check company whose objective is to acquire an operating business that has manufacturing operations or research and development facilities located in Israel.

At June 30, 2005, the Company had not yet commenced any operations. All activity through June 30, 2005 relates to the Company’s formation and initial public offering described below.

The Company’s ability to commence operations was contingent upon obtaining adequate financial resources through a proposed public offering (“Offering”) which was consummated on July 19, 2005 and is discussed in Note 6. The Company’s management had broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business that has manufacturing operations or research and development facilities located in Israel (“Business Combination”). An aggregate of $32,955,360 (including the over-allotment option), before any interest earned, has been deposited in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. The remaining net proceeds of approximately $1,010,000 not held in the Trust Account may be used to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,500,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Initial Stockholders.

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed unaudited financial statements.

3.	NOTES PAYABLE, STOCKHOLDERS

The Company issued an aggregate of $83,000 unsecured, non-interest bearing, promissory notes to the Initial Stockholders. The notes were non-interest bearing and payable on the consummation of the Offering. Accordingly, such notes were repaid in July 2005 out of the proceeds of the Offering.

4.	COMMITMENTS

The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on July 12, 2005 and ending upon the consummation of a Business Combination.

Pursuant to letter agreements dated March 9, 2005 with the Company and EarlyBirdCapital, Inc., the representative of the underwriters in the Offering (“Representative”), the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

The Initial Stockholders have agreed with the Representative that after consummation of the Offering and within the first sixth month period after separate trading of the Company’s Warrants (defined below) has commenced, that they or certain of their affiliates or designees will collectively purchase up to 1,300,000 Warrants in the public marketplace at prices not to exceed $0.70 per Warrant.

The Initial Stockholders are entitled to registration rights with respect to their founding shares pursuant to an agreement dated July 12, 2005. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time commencing three months prior to July 12, 2008. In addition, the Initial Stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to July 12, 2008.

5.	COMMON STOCK

In February 2005, the Company issued 750,000 shares of common stock to its directors for $25,000 in cash, at a purchase price of approximately $0.033 per share. Effective April 14, 2005, the Company’s Board of Directors authorized a stock dividend of one share of common stock for each outstanding share of common stock, effectively lowering the purchase price to $0.0167 per share. Additionally, on April 14, 2005, the Company’s Board of Directors authorized an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 30,000,000. All references in the accompanying financial statements to the number of shares of common stock have been retroactively restated to reflect these transactions.

6.	INITIAL PUBLIC OFFERING

On July 19, 2005, the Company sold 6,000,000 units (“Units”) in the Offering. On August 5, 2005 and August 25, 2005, the Company sold an additional 300,000 Units and 18,000 Units, respectively, pursuant to the over-allotment option. Each Unit was sold at an offering price of $6.00 per Unit generated total gross proceeds of $37,908,000. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or July 12, 2006 and expiring July 11, 2010. The Warrants will be redeemable, upon prior written consent of the Representative, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company paid the underwriters an underwriting discount of 8% of the gross proceeds of the Offering and a non-accountable expense allowance of 1% of the gross proceeds of the Initial Offering. The Company also issued an option, for $100, to the Representative to purchase 300,000 Units at an exercise price of $7.50 per Unit. The Warrants underlying such Units are exercisable at $6.25 per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our Condensed Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-QSB including, without limitation, statements under “Management’s Discussion and Analysis or Plan of Operation” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-QSB, words such as “anticipate,”“believe,”“estimate,”“expect,”“intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We were formed on February 22, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business that has manufacturing operations or research and development facilities located in Israel. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Results of Operations

For the period from February 22, 2005 (inception) through June 30, 2005, we had a net loss of ($2,600), attributable to organization and formation expenses.

Financial Condition and Liquidity

We consummated our initial public offering on July 19, 2005. On August 5, 2005 and August 25, 2005, we consummated the closing of an additional 300,000 units and 18,000 units, respectively, that were subject to the over-allotment option. Gross proceeds from our initial public offering, including the over-allotment option, were $37,908,000. We paid a total of $3,392,640 in underwriting discounts and commissions, and approximately $550,000 was or will be paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $33,965,000, of which $32,955,360 was deposited into the trust account (or $5.22 per share sold in the offering, including the over-allotment option). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through July 19, 2007, assuming that a business combination is not consummated during that time. From July 19, 2005 through July 19, 2007, we anticipate approximately $180,000 for the administrative fee payable to A.F. Services Ltd. ($7,500 per month for two years), $150,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $50,000 for expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $590,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $120,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on July 12, 2005 and ending upon the acquisition of a target business, we began incurring a fee from A.F. Services Ltd., an affiliate of Israel Frieder, our chairman of the board and chief executive officer, of $7,500 per month for providing us with office space and certain general and administrative services. In addition, in February and May 2005, Israel Frieder, Glen Shear, Dael Schnider and Victor Halpert advanced an aggregate of $83,000 to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering.

ITEM 3. CONTROLS AND PROCEDURES.

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2005 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.

OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 19, 2005, we consummated our initial public offering of 6,000,000 Units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On August 5, 2005 and August 25, 2005, we consummated the closing of an additional 300,000 units and 18,000 units, respectively, that were subject to the over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $37,908,000. EarlyBirdCapital, Inc. acted as lead underwriter. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-123331). The Securities and Exchange Commission declared the registration statement effective on July 12, 2005.

We paid approximately $3,393,000 in underwriting discounts and commissions, and approximately $550,000 was or will be paid for costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $33,965,000, of which a total of $32,955,360 was deposited into the trust account (or approximately $5.22 per share sold in the offering, including the over-allotment option) and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-QSB.

ITEM 6: EXHIBITS

(a)	Exhibits:

31.1 - Section 302 Certification by CEO 31.2 - Section 302 Certification by CFO 32.1 - Section 906 Certification by CEO 32.2 - Section 906 Certification by CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISRAEL TECHNOLOGY ACQUISITION CORP.

Dated: August 25, 2005	By:	/s/ Israel Frieder
Israel Frieder Chairman of the Board and Chief Executive Officer

By:	/s/ Glen Shear
Glen Shear Chief Financial Officer