Form 10QSB
period 2005-09-30
Israel Technology Acquisition Corp.
filed 2005-11-14
CIK 1319644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

☐ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number 000-51259

Israel Technology Acquisition Corp.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-2374143
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7 Gush Etzion, 3rd Floor, Givaat Shmuel, Israel 54030
(Address of Principal Executive Office)

972-3-5325918
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 14, 2005, 7,818,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEET

September 30,
2005
Unaudited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$417,681
Short term deposit	500,000
Cash held in Trust Fund	33,184,870
Prepaid expenses	55,237

Total current assets	$34,157,788

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$8,694

Total liabilities	8,694

Common stock , subject to possible conversion,
1,262,968 shares at conversion value	6,633,667

STOCKHOLDERS' EQUITY
Share capital:
Preferred Stock, $0.0001 par value -
Authorized: 1,000,000 shares; none issued
Common stock, $0.0001 par value-
Authorized 30,000,000 shares, issued and outstanding: 7,818,000 shares
(less 1,262,968 subject to possible conversion )	661
Additional paid-in capital	27,395,351
Accumulated earnings during development stage	119,415

Total stockholders' equity	27,515,427

Total liabilities and stockholders' equity	$34,157,788

The accompanying notes are an integral part of the consolidated financial statements.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENERPRISE)
CONDENSED BALANCE SHEET

	For the period February 22, 2005 (inception) to September 30,	Three months ended September 30,
	2005	2005
	Unaudited	Unaudited

General and administrative expenses	$68,202	$65,602

Operating loss	(68,202)	(65,602)

Financial income, net	187,617	187,617

Net income	$119,415	$122,015

Basic and diluted net income per share	$0.03	$0.02
Weighted average number of Common
shares used in computing basic and diluted
Net income per share	3,629,944	6,450,522

The accompanying notes are an integral part of the consolidated financial statements.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional paid-in	Accumulated earnings during the development	Total stockholders'
	Shares (1)	Amount	capital	stage	equity

Common shares issued February 22,	1,500,000	$150	$24,850	$-	$25,000
2005 at $0.0167

Sale of 6,000,000 units , net of
underwriters’ discount and offering
expenses (include 1,199,400 shares
subject to possible conversion )	6,000,000	600	32,238,542	-	32,239,142

Proceeds from issuance of option	-	-	100	-	100
compensation

Allotment of 318,000 units , net of
underwriters’ discount and offering
expenses	318,000	32	1,719,505	-	1,719,537

Proceeds subject to possible conversion
of 1,262,968 shares	-	(121)	(6,587,646)	-	(6,587,767)

Net income	-	-	-	119,415	119,415

Balance as of September 30, 2005 (Unaudited)	7,818,000	$661	$27,395,351	$119,415	$27,515,427

(1) Share amounts have been restated to reflect a stock dividend of one share of common stock for each outstanding share of common stock affected on April 14, 2005.

The accompanying notes are an integral part of the consolidated financial statements.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS

	For the period February 22, 2005 (inception) to September 30,	Three months ended September 30,
	2005	2005
	Unaudited	Unaudited
Cash flows from operating activities:
Net income	$119,415	$122,015
Iecrease in other accounts
receivable and prepaid expenses	(55,237)	(55,237)
Increase (decrease) in accrued expenses	8,694	(17,608)
Accumulated interest on cash held in trust	(183,610)	(183,610)
Net cash used in operating activities	(110,738)	(134,440)

Cash flows from investing activities:
Long term deposit	(500,000)	(500,000)
Cash held in trust fund	(32,955,360)	(32,955,360)
Net cash used in investing activities	(33,455,360)	(33,455,360)

Cash flows from financing activities:
Gross proceeds	37,908,056	37,908,056
Proceeds from notes payable, stockholders	83,000	-
Payment of notes payables, stockholders	(83,000)	(83,000)
Proceeds from sale of shares of common stock	25,000	-
Proceeds from issuance of option	100	100
Payment of deferred offering costs	(3,949,377)	(3,819,247)
Net cash provided by financing activities	33,983,779	34,005,909

Net change in cash and cash equivalents	417,681	416,109
Cash and cash equivalents at the beginning of the period	-	1,572
Cash and cash equivalents at the end of the period	$417,681	$417,681

The accompanying notes are an integral part of the consolidated financial statements.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS - CONTINUED

1.	BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by Israel Technology Acquisition Corp. (the “Company”) (A development stage enterprise), in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2005 and the results of operations and cash flows for the three months ended September 30 2005, and for the period from February 22, 2005 (inception) through September 30, 2005, indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2005.

2.	ORGANIZATION AND BUSINESS OPERATIONS

The Company was incorporated on February 22, 2005 as a blank check company whose objective is to acquire an operating business that has manufacturing operations or research and development facilities located in Israel.

The Company’s ability to commence operations was contingent upon obtaining adequate financial resources through a proposed public offering (“Offering”), which was consummated on July 19, 2005 and is discussed in Note 6. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business that has manufacturing operations or research and development facilities located in Israel (“Business Combination”). An aggregate of $32,955,360, including over allotment options, has been deposited in an interest-bearing trust account (“Trust Fund”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. The remaining net proceeds (not held in the Trust Fund) may be used to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Shareholders”), have agreed to vote their 1,500,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS - CONTINUED

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Fund as of two days prior to the consummation of the proposed Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding approximately 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by the Initial Shareholders.

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 6).

3.	COMMITMENTS

The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the offering.

Pursuant to letter agreements dated March 9, 2005 with the Company and EarlyBirdCapital, Inc., the representative of the underwriters in the Offering (“Representative”), the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS - CONTINUED

In accordance with agreements between the Initial Stockholders and the Representative, the Initial Stockholders collectively purchased 1,300,000 Warrants in the public marketplace at an average price of $0.568 per Warrant.

The Initial Stockholders will be entitled to registration rights with respect to their founding shares pursuant to an agreement dated July 12, 2005. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time commencing three months prior to the third anniversary of the effective date of the Offering. In addition, the Initial Stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the third anniversary of the effective date of the Offering.

4.	NOTES PAYABLE, STOCKHOLDER

The Company issued an aggregate of $83,000 unsecured, non-interest bearing, promissory notes to the Initial Stockholders. The notes were payable on the consummation of the Offering. Accordingly, such notes were repaid in August 2005 out of the proceeds of the Offering.

5.	COMMON STOCK

In February 2005, the Company issued 750,000 shares of common stock to its directors for $25,000 in cash, at a purchase price of approximately $0.033 per share. Effective April 14, 2005, the Company’s Board of Directors authorized a stock dividend of one share of common stock for each outstanding share of common stock, effectively lowering the purchase price to $0.0167 per share. Additionally, on April 14, 2005, the Company’s Board of Directors authorized an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 30,000,000. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect these transactions.

At July 19, 2005, 12,900,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

6.	INITIAL PUBLIC OFFERING

On July 19, 2005, the Company sold 6,000,000 units (“Units”) in the Offering. On August 5, 2005, the Company sold an additional 318,000 Units pursuant to the over-allotment option. Each Unit was sold at an offering price of $6.00 per Unit generated total gross proceeds of $37,908,000. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business or one year from the effective date of the Offering and expiring five years from the date of the prospectus. The Warrants will be redeemable, upon prior written consent of the Representative, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, on in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company paid the underwriters an underwriting discount of 8% of the gross proceeds of the Offering and a non-accountable expense allowance of 1% of the gross proceeds of the Initial Offering. The Company also issued an option, for $100, to the Representative to purchase 300,000 Units at an exercise price of $7.50 per Unit. The Warrants underlying such Units are exercisable at $6.25 per share. The company accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity. The company estimated that the fair value of this option is approximately $660,000 ($2.20 per unit) using a Black- Scholes option - pricing model. The fair value of this option granted to the Representative is estimated as of the data of grant using the following assumptions: (1) expected volatility of 44.5%, (2) risk- free interest rate of 3.8% and (3) expected life of 5 years. The option may be exercised for cash or on a “cashless” basis at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash.

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

Results of Operations

For the three months ended September 30, 2005, we had a net income of $122,015, attributable to financial income of $187,617, offset by G&A expenses of $65,602.

For the period from February 22, 2005 (inception) through September 30, 2005, we had a net income of $119,415, attributable to financial income of $187,617, offset by G&A expenses of $68,202.

Financial Condition and Liquidity

We consummated our initial public offering on July 19, 2005. On August 5, 2005 and August 25, 2005, we consummated the closing of an additional 300,000 units and 18,000 units, respectively, that were subject to the over-allotment option. Gross proceeds from our initial public offering, including the over-allotment option, were $37,908,000. We paid a total of $3,392,640 in underwriting discounts and commissions, and approximately $550,000 was or will be paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $33,965,000, of which $32,955,360 was deposited into the trust account (or approximately $5.22 per share sold in the offering, including the over-allotment option). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through July 19, 2007, assuming that a business combination is not consummated during that time. From July 19, 2005 through July 19, 2007, we anticipate approximately $180,000 for the administrative fee payable to A.F. Services Ltd. ($7,500 per month for two years), $150,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $50,000 for expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $590,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $120,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

ITEM 3. CONTROLS AND PROCEDURES.

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2005 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

14 - Code of Ethics

31.1 - Section 302 Certification by CEO

31.2 - Section 302 Certification by CFO

32.1 - Section 906 Certification by CEO

32.2 - Section 906 Certification by CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISRAEL TECHNOLOGY
ACQUISITION CORP.

Dated: November 14, 2005	/s/ Israel Frieder
Israel Frieder
Chairman of the Board and Chief Executive Officer

/s/ Glen Shear
Glen Shear
Chief Financial Officer