Form 10KSB
period 2005-12-31
Israel Technology Acquisition Corp.
filed 2006-03-30
CIK 1319644

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 000-51259

ISRAEL TECHNOLOGY ACQUISITION CORP.
(Name of Small Business Issuer in Its Charter)

Delaware (State of Incorporation)	20-2374143 (Small Business Issuer I.R.S. Employer I.D. Number)

7 Gush Etzion, 3rd Floor, Givaat Shmuel, Israel (Address of principal executive offices)	54030 (zip code)

972-3-5325918
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants
Common Stock, $.0001 par value per share
Warrants to purchase shares of Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.      Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

Issuer’s revenues for the fiscal year ended December 31, 2005 were $0.

As of March 24, 2006, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $34,117,200.

As of March 28, 2006, there were 7,818,000 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Israel Technology Acquisition Corp. is a blank check company formed on February 22, 2005 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business that has manufacturing operations or research and development facilities located in Israel.

On July 19, 2005, we closed our initial public offering of 6,000,000 units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On August 5, 2005, we consummated the closing of an additional 318,000 units which were subject to the over-allotment option. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $37,908,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $33,965,000, of which $32,955,360 was deposited into a trust fund and the remaining proceeds (approximately $1,010,000) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2005, we have used $240,970 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2005, there was $33,472,678 held in the trust fund.

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

Recent Developments

On February 28, 2006, we entered into an Agreement and Plan of Merger with IXI Mobile, Inc. (“IXI”). A wholly owned subsidiary of ours, formed to effectuate the merger by merging with and into IXI, is also a party to the Merger Agreement. As a result of the merger, IXI will be the surviving corporation and will become a wholly owned subsidiary of ours. Upon consummation of the merger, we will change our name to IXI Mobile, Inc. and IXI will change its name to IXI Mobile (USA), Inc. IXI is a privately owned company founded in 2000 that delivers devices and services designed to improve mobile communications and increase mobile data usage. Its Ogo™ devices are designed to deliver popular messaging applications, such as instant messaging, email, news, and SMS on optimized devices, increasing data usage and enhancing the mobile experience. IXI markets its solutions to mobile operators and Internet service providers worldwide.

Pursuant to the merger agreement, immediately following the merger, the holders of equity interests of IXI (including holders of employee options and warrants to purchase IXI common stock) will own or have the right to acquire approximately 7.8 million shares of our common stock. Of this amount, approximately 1.4 million shares will be available for issuance to IXI’s senior management and employees under IXI’s Employee Stock Option Plan. As further consideration, the holders of equity interests of IXI will receive or have the right to acquire up to an additional 10.0 million shares of our common stock based on attaining various targets described in the agreement.

Upon consummation of the merger, our board of directors will be increased to seven members, of whom five have been designated in the Merger Agreement and two will be designated by us prior to the closing, subject to the reasonable approval of IXI. All seven designees will be presented for election by our stockholders at the meeting called to approve the merger. In connection with the merger, we will seek approval of an amendment to our certificate of incorporation removing the board classification requirement from our certificate and the new board will not be classified into different classes, as presently required under our certificate of incorporation.

For a more complete discussion of our proposed business combination, including the risk that are applicable to us with respect to our acquisition of IXI, see our Current Report on Form 8-K dated February 28, 2006 and filed with the SEC on March 1, 2006.

We expect that the transaction will be consummated in the third quarter of 2006, after the required approval by our stockholders. However, unless otherwise indicated, the remainder of this Annual Report on Form 10-KSB assumes that the foregoing transaction is not consummated and that we must seek a different business combination.

Opportunities in Israel

We believe that Israel represents an attractive operating environment for a target business for several reasons including, among others:

•	Israel’s large population of scientists and technicians compared to other countries;

•	favorable tax incentives and government funding plans offered to Israeli companies; and

•	Israel’s reputation as being one of the most attractive centers for technology innovation outside of the United States.

Additionally, according to the Israel Venture Capital Research Center, since 1999, nine billion dollars in venture capital was invested in Israel’s high-tech industry, which funded over 1,500 high-tech companies. We believe that this high degree of venture capital being invested in Israel, when compared to other countries, makes Israel a favorable environment for making acquisitions as there should be a greater number of prospective target businesses searching for liquidity events. We also believe that the costs, risks and management disruption involved in the traditional initial public offering process makes a transaction with us an attractive alternative exit strategy.

Although our efforts in identifying a prospective target business will not be limited to a particular industry, we are initially focusing our search on businesses in Israel that are engaged in providing high-technology solutions in the areas of telecommunications and enterprise software.

Israeli Government Programs

For a complete discussion of the various policies implemented by the Government of Israel and the regulations that will be applicable to us following the business combination with IXI, see our filings referred to above under “Recent Developments.” If we are unable to consummate the business combination with IXI, we will continue searching for attractive business combinations and may be subject to the following benefits and regulations, including reduced taxation and special subsidy programs, designed to stimulate economic activity, particularly the high technology exporting industry.

Law for the Encouragement of Capital Investments, 1959

The Law for the Encouragement of Capital Investments, 1959, known as the Investment Law, provides that capital investment in a production facility (or other eligible assets) may, upon application to and approval by the Investment Center of the Israeli Ministry of Industry, Trade and Labor, be designated as an Approved Enterprise. The principal stated objectives of the Law for the Encouragement of Capital Investments are to promote the development of industry, the creation of jobs and the growth of exports. In order to obtain Approved Enterprise status, a company must file an application with the Investment Center of the Israeli Ministry of Industry, Trade and Labor with respect to a proposed capital investment program. The application needs to specify the details of the proposed capital investment (including timetable, specific capital assets/ equipment in which the company will invest and budget for each item) and how the investment will further the objectives that underlie the Approved Enterprise program. Each certificate of approval for an Approved Enterprise relates to a specific investment program in the Approved Enterprise, delineated both by the financial scope of the investment and by the physical characteristics of the facility or the asset. An Approved Enterprise is entitled to certain benefits, including Israeli government cash grants or tax benefits.

An Approved Enterprise may elect to forego any entitlement to the grants otherwise available under the Investment Law and, in lieu of the foregoing, participate in an alternative benefits program under which the undistributed income from the Approved Enterprise is fully exempt from corporate tax for a defined period of time. We expect that a target business with an Approved Enterprise is most likely to elect the alternative benefits program rather than grants. The period of tax exemption ranges from between two and ten years, depending upon the location within Israel of the Approved Enterprise and the type of Approved Enterprise. Upon expiration of the exemption period, the Approved Enterprise would be eligible for the otherwise applicable reduced tax rates under the Investment Law for the remainder, if any, of the otherwise applicable benefits period. If a company has more than one Approved Enterprise program or if only a portion of its capital investments are approved, its effective tax rate is the result of a weighted combination of the applicable rates. The tax benefits from any certificate of approval relate only to taxable profits attributable to the specific Approved Enterprise. Income derived from activity that is not integral to the activity of the enterprise should not be divided between the different enterprises and would therefore not enjoy tax benefits.

Income derived from an Approved Enterprise is generally subject to a reduced tax rate of 25% for a period of seven years. However, further reductions in tax rates may apply depending on the percentage of the non-Israeli investment in a company’s share capital and the percentage of its combined share and loan capital owned by non-Israeli residents. We cannot assure you that the current benefit program will continue to be available or that we will qualify for its benefits following a business combination.

A company that has elected to participate in the alternative benefits program and that subsequently pays a dividend out of the income derived from the Approved Enterprise during the tax exemption period will be subject to corporate tax in respect of the amount distributed (including withholding tax thereon) at the rate that would have been applicable had the company not elected the alternative benefits program. The dividend recipient is taxed at the reduced withholding tax rate of 15%, applicable to dividends from Approved Enterprises if the dividend is distributed within 12 years after the benefits period or other rate provided under a treaty. The withholding tax rate will be 25% after such period or a lower rate as provided by a relevant treaty. In the case of a company with a foreign investment level (as defined by the Investment Law) of 25% or more, the 12-year limitation on reduced withholding tax on dividends does not apply.

The Investment Law also provides that an Approved Enterprise is entitled to accelerated tax depreciation on property and equipment included in an approved investment program.

The benefits available to an Approved Enterprise would be conditional upon the ability of the entity to adhere to the investment program filed with the Investment Center of the Israeli Ministry of Industry, Trade and Labor and to the fulfillment of periodic reporting obligations. If, following a business combination, we fulfilled the required conditions and became designated as an Approved Enterprise but subsequently violated those conditions, in whole or in part, we would be required to refund the amount of tax benefits that we were entitled to, plus an amount linked to the Israeli consumer price index, interest and penalties.

Grants from the Israeli Office of the Chief Scientist

Under the Encouragement of Research and Development in Industry Law, 5744-1984, commonly referred to as the R&D Law, research and development programs that are approved by the research committee of the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade & Labor are eligible for grants to reimburse certain approved expenditures of such programs, as determined by the committee. In order to be eligible, the applicant must be an Israeli company that proposes to invest in the development of industrial know-how, the development of new products, the development of new processing or manufacturing procedures or the development of significant improvements to an existing process or product. A committee of the Office of the Chief Scientist reviews the applications, evaluates the feasibility of the proposal, determines whether or not to approve a grant, and also determines the extent of Chief Scientist funding (within a range specified by the law) for approved projects. Depending on the nature of the project, the Chief Scientist grants can be between 20% and 75% of the approved research expenses, although in most cases the Chief Scientist participation is 50%.

In exchange, the recipient of the grants is required to pay the Office of the Chief Scientist royalties emanating from products incorporating know-how developed within the framework of each program or derived therefrom (including ancillary services in connection therewith), up to an aggregate of 100% of the dollar-linked value of the total grants received in respect of such program, plus interest, unless the recipient manufactures the product outside Israel, in which case additional royalties are payable, as mentioned below.

The terms of the Israeli government participation also require that the manufacture of products developed with government grants be performed in Israel, unless otherwise approved by the research committee. If any of the manufacturing is performed outside of Israel, the company would ordinarily be required to pay royalties at an increased rate and to increase the aggregate repayment amount to between 120% and 300% of the grant amount, depending upon the manufacturing volume that is performed outside of Israel.

The R&D Law also provides that the know-how developed under an approved research and development program may not be transferred to third parties in Israel without prior approval of the research committee. This approval, however, is not required for the sale or export of any products resulting from such research and development. Approval of such transfer of know-how may be granted in specific circumstances, only if the recipient abides by the provisions of the R&D Law and related regulations, including the restrictions on the transfer of know-how and the obligation to pay royalties in an amount that may be increased. The R&D Law further provides that the know-how developed under an approved research and development program may not be transferred to any third parties outside Israel.

The R&D Law imposes reporting requirements with respect to certain changes in the ownership of a grant recipient. The law requires the grant recipient and its controlling shareholders and interested parties to notify the Office of the Chief Scientist of any change in control of the recipient or a change in the holdings of the significant stockholders of the recipient that results in a non-Israeli becoming an interested party directly in the recipient and requires the new interested party to undertake to the Office of the Chief Scientist to comply with the R&D Law. In addition, the rules of the Office of the Chief Scientist may require prior approval of the Office of the Chief Scientist or additional information or representations in respect of certain of such events. Accordingly, if we acquire a target business that has know-how developed under an approved research and development program, any non-Israeli who acquires 5% or more of our common stock may be required to notify the Office of the Chief Scientist that it has become an interested party and to sign an undertaking to comply with the R&D Law.

The funds available for Office of the Chief Scientist grants out of the annual budget of the State of Israel have been reduced, and the Israeli authorities have indicated that the government may further reduce or abolish Office of the Chief Scientist grants in the future. Even if these grants are maintained, we cannot presently predict whether any target business would be eligible for or seek these grants, or what would be the amounts of future grants, if any, that we might receive following a business combination.

Selection of a target business and structuring of a business combination

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors as well as their affiliates may also bring to our attention target business candidates. While we do not currently have any agreements or plans to engage professional firms that specialize in business acquisitions to assist us in our search for a target business, we may do so in the future. If we do, we may be required to pay such firm a finder’s fee or other compensation. In no event, however, will we pay any of our initial officers, directors or stockholders (collectively, our “Founders”) or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Subject to the requirement that our initial business combination must be with a target business that has manufacturing operations or research and development facilities located in Israel and have a fair market value that is at least 80% of our net assets at the time of such acquisition, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management considers, among other factors, the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we conduct extensive due diligence reviews which encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

Fair Market Value of Target Business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for any business combination, our Founders have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering (“Founder Shares”) in accordance with the vote of the majority of the shares of our common stock sold in such offering (“IPO Shares”). This voting arrangement shall not apply to any shares included in units purchased by our Founders in our initial public offering or purchased by them after such offering in the open market. We will proceed with the business combination only if a majority of the IPO Shares cast at the meeting to approve the business combination are voted for the approval of such business combination and stockholders holding less than 20% of the IPO Shares exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer the holders of IPO Shares (but not any of our Founders to the extent they purchased IPO Shares) the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of two business days prior to the consummation of the business combination, divided by the total number of IPO Shares. As of December 31, 2005, the per-share conversion price would have been approximately $5.30. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. We will not complete any business combination if stockholders owning 20% or more of the IPO Shares exercise their conversion rights. Holders of IPO Shares who convert their stock into their share of the trust fund still have the right to exercise any warrants they continue to hold that they purchased as part of the units.

Liquidation if no business combination

If we do not complete a business combination by January 19, 2007, or by July 19, 2007 if the extension criteria described below have been satisfied, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. The Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares. There will be no distribution from the trust fund with respect to our warrants.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to January 19, 2007, but are unable to complete the business combination prior to this date, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by July 19, 2007, we will then liquidate. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable time periods.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, the per-share liquidation price as of December 31, 2005 would have been approximately $5.30. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Our directors have severally agreed that, if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us to the extent they have claims against the funds in our trust account.

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. There are numerous blank check companies that have completed initial public offerings that are seeking to carry out a business plan similar to our business plan. Additionally, we may be subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

•	our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Numerous companies, most of which have substantially greater financial resources available to them than we do, are already engaged in the industry segments we are focusing on. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have three executive officers. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

Risks associated with our business

In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

We are a development stage company with no operating history and very limited resources.

We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business that has manufacturing operations or research and development facilities located in Israel. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than approximately $5.30 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than the approximate $5.30 per share held in trust as of December 31, 2005 due to claims of creditors. If we liquidate before the completion of a business combination, our directors have severally agreed that they will be personally liable to ensure that the proceeds in the trust fund are not reduced by the claims of target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, we cannot assure you that they will be able to satisfy those obligations. Furthermore, even after our liquidation (including the distribution of the monies then held in the trust fund), under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

There are numerous similarly structured blank check companies have completed initial public offerings in the United States with business plans similar to ours and there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods.

We may incorrectly ascertain the merits or risks of the target business' operations with which we enter into an acquisition agreement.

To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

We may issue shares of our common stock and preferred stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 30,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 8,646,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and options) and all of the 1,000,000 shares of preferred stock available for issuance. Although we currently have no commitments to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

•
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination.

Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained. Although it is possible that some of our key personnel will remain associated in various capacities with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place. Moreover, our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination, the terms of which, including the compensation to be paid to such individuals, would be determined at such time between the respective parties. However, the ability of our key personnel to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. While we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining which entity a particular business opportunity should be presented to.

Our officers and directors may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they have fiduciary obligations to. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

All of our officers and directors own shares of our common stock and warrants which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors own stock in our company, but have waived their right to receive distributions upon our liquidation with respect to their Founder Shares. They also own warrants to purchase additional shares of our common stock. The Founders Shares and warrants owned by our directors and officers will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

It is probable that we will only be able to complete one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.

As of December 31, 2005, we had $33,472,678 on deposit in a trust fund that we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, it is probable that we will consummate a business combination with a single operating business. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of any business combination, we will offer each public stockholder the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

Because of our limited resources and structure, we may not be able to consummate a business combination with growth potential.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Additionally, because of our structure, there may be fewer attractive target businesses available to acquire or privately held target businesses may not be not inclined to enter into a transaction with a publicly held blank check companies like us.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe our current assets will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If we require further funds, either because of the size of the business combination or the depletion of our available cash in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our existing stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our existing stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our existing stockholders will continue to exert control at least until the consummation of a business combination.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

We currently have outstanding warrants to purchase 12,636,000 shares of common stock and options to purchase 300,000 shares of common stock and warrants to purchase an additional 600,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and options could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and options may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and options are exercised, you may experience dilution to your holdings.

If we are unable to effect a business combination and are forced to liquidate, our warrants will expire worthless.

If we do not complete a business combination by January 19, 2007, or by July 19, 2007 if certain criteria have been satisfied, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. In such event, there will be no distribution with respect to our outstanding warrants. Accordingly, the warrants will expire worthless.

If our Founders exercise their registration rights, it may have an adverse effect on the market price our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our Founders are entitled to demand that we register the resale of their shares of common stock at any time commencing three months prior to the date on which the shares of common stock are to be released from escrow. If our Founders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 1,500,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;’

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in “government securities” with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

Risks related to operations in Israel and the technology sector

Acquisitions of companies with operations in Israel entail special considerations and risks. Additionally, although we are not limited to any particular industry, we are currently focusing our search on target businesses in Israel that are engaged in providing high-technology solutions in the areas of telecommunications and enterprise software. If we are successful in acquiring a target business with operations in Israel in the technology sector, we will be subject to, and possibly adversely affected by, the following risks:

If there are significant shifts in the political, economic and military conditions in Israel, it could have a material adverse effect on our profitability.

If we consummate a business combination with a target business in Israel, it will be directly influenced by the political, economic and military conditions affecting Israel at that time. Major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on the target business and its operating results and financial condition. Furthermore, several countries restrict business with Israeli companies. This may impair our ability following a business combination to be profitable.

The termination or reduction of tax and other incentives that the Israeli Government provides to domestic companies may increase the costs involved in operating a company in Israel.

The Israeli Government currently provides tax and capital investment incentives to domestic companies. Additionally, the Israeli Government currently provides grant and loan programs relating to research and development, marketing and export activities. In recent years, the Israeli Government has reduced the benefits available under these programs and Israel Government authorities have indicated that the government may in the future further reduce or eliminate the benefits of those programs. We cannot assure you that such benefits and programs would continue to be available following a business combination, or if available, to what extent. If such benefits and programs were terminated or further reduced, it could have an adverse affect on our results of operations following a business combination or make a specific business combination less attractive.

If relations between the United States and Israel deteriorate, it could cause potential target businesses or their goods or services to become less attractive.

Israel and the United States have historically had a positive relationship. A significant amount of Israel’s economic development has been financed principally by military and economic aid from the United States and many Israeli companies have been financed by United States venture capital and investment concerns. If the relationship between the United States and Israel deteriorates, it could adversely affect our operations or cause potential target businesses or their goods or services to become less attractive.

Because some of our directors and officers reside outside of the United States and, after the consummation of a business combination, substantially all of our assets will be located outside of the United States, it may be difficult for investors to enforce their legal rights against such individuals.

Some of our directors and officers reside outside of the United States and, after the consummation of a business combination, substantially all of our assets will be located outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Our operations could be disrupted as a result of the obligation of personnel to perform military service.

Executive officers or key employees of a target business may also reside in Israel and be required to perform similar annual military reserve duty. Our operations could be disrupted by the absence for a significant period of one or more of these officers or key employees due to military service. Any such disruption could adversely affect our business, results of operations and financial condition.

Because a substantial portion of many Israeli companies’ revenues is generated in dollars and euros, while a significant portion of their expenses is incurred in Israeli currency, a target business’ revenue may be reduced due to inflation in Israel and currency exchange rate fluctuations.

A substantial portion of many Israeli companies’ revenues is generated in dollars and euros, while a significant portion of their expenses, principally salaries and related personnel expenses, are paid in Israeli currency. As a result, a target business will likely be exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of Israeli currency in relation to the dollar or the euro, or that the timing of this devaluation will lag behind inflation in Israel. Because inflation has the effect of increasing the dollar and euro costs of an Israeli company’s operations, it would therefore have an adverse effect on our dollar-measured results of operations following a business combination.

Exchange controls may restrict our ability to utilize our cash flow.

If we acquire a company in Israel, we may be subject to existing or future rules and regulations on currency conversion. In 1998, the Israeli currency control regulations were liberalized significantly, and there are currently no currency controls in place. However, legislation remains in effect pursuant to which such currency controls could be imposed in Israel by administrative action at any time. We cannot assure you that such controls will not be reinstated, and if reinstated, would not have an adverse effect on our operations.

Any Israeli government grants we receive for research and development expenditures may be reduced or eliminated due to government budget cuts, and these grants limit or prohibit our ability to manufacture products and transfer know-how outside of Israel and require us to satisfy specified conditions.

Following a business combination, the target business we acquire may be receiving, or may receive in the future, grants from the government of Israel through the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor for the financing of a portion of our research and development expenditures in Israel. Upon our acquisition of such entity, the Office of Chief Scientist will determine whether the entity will be eligible to continue receiving grants following the business combination. Additionally, the Israeli government has reduced the benefits available under this program in recent years and has indicated that it may reduce or eliminate these benefits in the future. When know-how or products are developed using Chief Scientist grants, the terms of these grants prohibit the transfer of the know-how out of Israel and would limit our ability to manufacture products based on this know-how outside of Israel without the prior approval of the Office of the Chief Scientist. Any approval, if given, will generally be subject to additional financial obligations. If we fail to comply with the conditions imposed by the Office of the Chief Scientist, including the payment of royalties with respect to grants received, we may be required to refund any payments previously received, together with interest and penalties. The difficulties in obtaining the approval of the Office of the Chief Scientist for the transfer of manufacturing rights out of Israel could have a material adverse effect on strategic alliances or other transactions that we may enter into in the future that provide for such a transfer. If we acquire a target business in Israel, any non-Israeli who becomes a holder of 5% or more of our outstanding common stock will be required to notify the Office of the Chief Scientist and to undertake to observe the law governing the grant programs of the Office of the Chief Scientist.

If we fail to satisfy the conditions specified by any “Approved Enterprise” program, we may be required to pay increased taxes and would likely be denied the tax benefits to which we are currently entitled in the future.

Following a business combination, the Investment Center of the Ministry of Industry, Trade and Labor, a part of the Israeli Government, may grant, or have already granted, “Approved Enterprise” status to some investment programs at our manufacturing facilities. “Approved Enterprises” are companies incorporated in Israel that qualify, based on certain criteria, for special treatment in respect of governmental benefits and grants designed to promote foreign and domestic investment. When we generate net income from Approved Enterprise programs, the portion of our income derived from these programs would be exempt from tax for a period of two years and is subject to reduced tax for an additional period thereafter. The benefits available to an Approved Enterprise program depend upon the ability of the entity to adhere to the investment program filed with the Investment Center of the Israeli Ministry of Industry, Trade and Labor, and to the fulfillment of periodic reporting obligations. If we fail to comply with these conditions, in whole or in part, we may be required to pay additional taxes for the period in which we benefited from the tax exemption or reduced tax rates and would likely be denied these benefits in the future.

The ability of any Israeli subsidiary to pay dividends is subject to Israeli law and the amount of cash dividends payable may be subject to devaluation in the Israeli currency.

After the completion of any business combination, if such business combination involves us maintaining an Israeli subsidiary, the ability of such Israeli subsidiary to pay dividends to us will be governed by Israeli law, which provides that cash dividends may be paid by an Israeli corporation only out of retained earnings as determined for statutory purposes in Israeli currency. In the event of a devaluation of the Israeli currency against the dollar, the amount in dollars available for payment of cash dividends out of prior years’ earnings will decrease accordingly. Cash dividends paid by an Israeli corporation to United States resident corporate parents are subject to the Convention for the Avoidance of Double Taxation between Israel and the United States. Under the terms of the Convention, such dividends are subject to taxation by both Israel and the United States and, in the case of Israel, such dividends out of income derived in respect of a period for which an Israeli company is entitled to the reduced tax rate applicable to an Approved Enterprise are generally subject to withholding of Israeli income tax at source at a rate of 15%. Any Israeli subsidiary would also be subject to additional Israeli taxes in respect of such dividends, generally equal to the tax benefits previously granted in respect of the underlying income by virtue of any Approved Enterprise status.

The technology industry is highly cyclical, which may affect our future performance and ability to sell our products, and in turn, reduce the revenues we may receive.

Technology products and services tend to be relatively complex and expensive to implement and buyers tend to defer purchases during periods of economic weakness, opting instead to continue to use what they already own. Conversely, during periods of economic strength, technology sales frequently exceed expectations. As a consequence, revenues and earnings for technology companies may fluctuate more than those of less economically sensitive companies. Due to the cyclical nature of the technology industry, inventories may not always be properly balanced, resulting in lost sales when there are shortages or write-offs when there are excess inventories. This may adversely affect our profitability following a business combination.

The technology sector is highly competitive and we may not be able to compete effectively which could adversely affect our revenues and profitability following a business combination.

The technology industry is rapidly evolving and intensely competitive. We expect competition to continue and intensify in the future. Many of the competitors we will face following a business combination may have significantly greater financial, technical, marketing and other resources than we do. Some of these competitors may also offer a wider range of services than we can and have greater name recognition and a larger client base. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements. They may also be able to undertake more extensive promotional activities, offer more attractive terms to clients, and adopt more aggressive pricing policies. If we are unable to compete effectively, it could harm our business.

If we are unable to protect the intellectual property rights we obtain in a business combination, competitors may be able to use our technology or trademarks, which could weaken our competitive position.

Because of the competitive nature of the technology industry, we will likely rely on a combination of copyright, trademark and trade secret laws and restrictions to protect our proprietary technology and rights. Despite our efforts to protect our proprietary technology and rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Any unauthorized use of our proprietary technology and rights could have a material adverse affect on our operations. In addition, the telecommunications and enterprise software industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of other intellectual property rights. Many companies in these sectors have extensive patent portfolios with broad claims. As the number of competitors in the market grows, the possibility of an intellectual property claim against us will increase. Any infringement or other intellectual property claims, with or without merit, which are brought against us could be time consuming and expensive to litigate or settle and could divert management’s attention from our business.

ITEM 2. DESCRIPTION OF PROPERTY

We maintain our executive offices at 7 Gush Etzion, 3rd Floor, Givaat Shmuel, Israel pursuant to an agreement with A.F. Services Ltd., an affiliate of Israel Frieder, our chairman of the board and chief executive officer. We pay A.F. Serivces a monthly fee of $7,500 for general and administrative services, including office space, utilities and secretarial support. We believe, based on rents and fees for similar services in Israel, that the fee charged by A.F. Services is at least as favorable as we could have obtained from an unaffiliated person. We also maintain an office at 79 Madison Avenue, 6th Floor, New York, New York 10016. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our units, common stock and warrants are traded on the Over-the-Counter Bulletin Board under the symbols ISLTU, ISLT and ISLTW, respectively. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on July 14, 2005 and since the common stock and warrants commenced public trading on September 12, 2005. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low

2006:
First Quarter*	7.30	5.86	5.52	5.05	0.91	0.43
2005:
Fourth Quarter	6.22	5.55	5.12	4.95	0.63	0.34
Third Quarter	6.10	5.70	5.05	4.80	0.61	0.50

*Through March 24, 2005

Holders

As of March 28, 2006, there was one holder of record of our units, five holders of record of our common stock and one holder of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

In February 2005, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

Stockholders	Number of Shares

Israel Frieder	225,000

Glen Shear	225,000

Dael Schnider	225,000

Victor Halpert	75,000

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals. The shares issued to the individuals above were sold at a purchase price of approximately $0.033 per share. On April 14, 2005, our board of directors authorized a stock dividend of one share of common stock for each outstanding share of common stock, effectively lowering the purchase price to approximately $0.0167 per share.

Initial Public Offering

On July 19, 2005, we closed our initial public offering of 6,000,000 units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On August 5, 2005, we consummated the closing of an additional 318,000 units which were subject to the over-allotment option. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $37,908,000. The managing underwriter in the offering was EarlyBirdCapital, Inc. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-123331). The Securities and Exchange Commission declared the registration statement effective on July 12, 2005.

We paid a total of $3,033,000 in underwriting discounts and commissions and approximately $910,000 for other costs and expenses related to the offering, including $360,000 for the underwriters' non-accountable expense allowance of 1% of the gross proceeds. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from the offering were approximately $33,965,000, of which $32,955,360 was deposited into a trust fund and the remaining proceeds (approximately $1,010,000) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $568,092 in interest through December 31, 2005.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We were formed on February 22, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business that has manufacturing operations or research and development facilities located in Israel. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

We consummated our initial public offering on July 19, 2005. All activity from February 22, 2005 through July 19, 2005 related to our formation and our initial public offering. Since July 19, 2005, we have been searching for prospective target businesses to acquire.

Net income of $184,518 for the fiscal year ended December 31, 2005 consisted of net financial income of $424,305 offset by $143,787 of general and administrative expenses and a tax provision of $96,000.

$32,955,360 of the net proceeds of our initial public offering are in trust, with the remaining net proceeds of $1,010,000 to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select the target business, and structure, negotiate and consummate the business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business. At December 31, 2005, we had cash outside of the trust fund of $872,952 and total liabilities of $103,921, leaving us with working capital of $769,031. We believe that we have sufficient available funds outside of the trust fund to operate through July 19, 2007, assuming that a business combination is not consummated during that time. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

We are obligated to pay to A.F. Services a monthly fee of $7,500 for general and administrative services. In addition, in February and May 2005, our directors advanced an aggregate of $83,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. These amounts were repaid in July 2005 out of proceeds of our initial public offering.

In connection with our initial public offering, we issued an option, for $100, to EarlyBirdCapital to purchase 300,000 units at an exercise price of $7.50 per unit, with each unit consisting of one share of common stock and two warrants. The warrants underlying such units are exercisable at $6.25 per share. We accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity. We estimated that the fair value of this option is approximately $660,000 ($2.20 per unit) using a Black- Scholes option - pricing model. The fair value of this option granted to EarlyBirdCapital was estimated as of the date of grant using the following assumptions: (1) expected volatility of 44.5%, (2) risk- free interest rate of 3.8% and (3) expected life of 5 years. The option may be exercised for cash or on a “cashless” basis at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash.

ITEM 7. FINANCIAL STATEMENTS

This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROL AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position

Israel Frieder	55	Chairman of the Board and Chief Executive Officer

Glen Shear	45	Chief Financial Officer, Secretary and Director

Dael Schnider	31	Executive Vice President and Director

Victor Halpert	45	Director

Israel Frieder has served as our chairman of the board and chief executive officer since our inception. Since January 2005, Mr. Frieder has provided management consulting services to Teledata Networks NV, a Netherlands provider of wireline access products and next generation network solutions for telecom operators and service providers. From May 2001 to December 2004, Mr. Frieder served as the president and chief executive officer of Kardan Communications Ltd., an Israeli private investment company active in various fields including telecommunications and information technology. From 1999 to May 2001, Mr. Frieder served as corporate vice president of business development and strategic planning for ECI Telecom Ltd., an Israeli Nasdaq listed provider of network and access solutions for digital telecommunications networks, and from 1996 to 1998 he served as president of ECI Telecom Inc./DNI (USA), a wholly owned subsidiary of ECI Telecom Ltd. From 1987 to 1996, Mr. Frieder served as president of Tadiran Telecommunications Ltd. Network Systems, a company that provides telecommunications solutions for operators and which was acquired by ECI Telecom. Mr. Frieder has served as a member of the board of directors of RiT Technologies Ltd., an Israeli Nasdaq SmallCap Market listed company that provides solutions for improved control, utilization and maintenance of computer networks, since January 2002. He has also served as a member of the board of directors of a number of private companies, including RRSat Ltd., an Israeli provider of end-to-end transmission and production services to the global satellite broadcasting industry, and Cellvine Ltd., an Israeli developer and marketer of cellular coverage and capacity solutions for the wireless telecommunications industry, and served as a member of the investment committee of Aviv Venture Capital, an Israeli venture capital firm. Mr. Frieder is a former winner of the Israel Defense Prize and the Israel Kaplan Prize. Mr. Frieder received a B.Sc. (Electrical Engineering) from the Technion Israel Institute of Technology in Haifa, Israel and an M.B.A. (with distinction) from the Hebrew University of Jerusalem in Israel.

Glen Shear has served as our chief financial officer and secretary and a member of our board of directors since our inception. Mr. Shear has served as the executive director of Glenco Development Corp., a financial and strategic advisory firm, since 1999. Mr. Shear served as the chief financial officer of Glycominds Ltd., a private biotechnology company located in Israel from 2002 to February 2004 and since then as a consultant to the company. From 1997 to 1998, Mr. Shear served as executive director of the investment banking group of CIBC World Markets. From 1994 to 1997, he served as a principal of Cole & Partners, a corporate finance and valuation firm. Mr. Shear received a B.A. (summa cum laude) from Brandeis University and an M.B.A. from the University of Chicago.

Dael Schnider has served as our executive vice president and a member of our board of directors since our inception. From 1999 to March 2005, Mr. Schnider served as vice president of Poalim Ventures, an Israeli venture capital fund investing and actively supporting Israeli and Israeli-related high-tech companies. During 1998, Mr. Schnider served as an assistant to the vice president in charge of mortgages at Bank Carmel in Israel. Prior to this, Mr. Schnider served in the Israeli military and obtained the rank of lieutenant. Mr. Schnider has served on the board of directors of Carmel Group, a publicly traded investment company listed on the Tel Aviv Stock Exchange in Israel, since 2000. Mr. Schnider received an L.L.B. and an M.B.A. from Bar-Ilan University in Israel.

Victor Halpert has served as a member of our board of directors since our inception. Since February 2004, Mr. Halpert has served as managing director of Halpert Capital Fund, a United States private fund that invests in small to mid capital companies. From February 2003 to January 2004, Mr. Halpert was engaged in independent advisory and consulting activities. From June 1999 to January 2003, Mr. Halpert served as director of equity research for Salomon Smith Barney where he focused on Israel technology companies. From January 1998 to May 1999, he served as vice president of equity research at Robertson Stephens where he focused on telecommunications and Israeli technology companies. Mr. Halpert serves as a member of the board of directors of Top Image Systems Ltd., an Israeli Nasdaq SmallCap Market listed software developer of various automated data collection and form processing, and information recognition systems and technologies and Unity Wireless, Inc., a United States Over the Counter Bulletin Board listed manufacturer of wireless technologies. Mr. Halpert received a B.S. (cum laude) from the State University of New York, College at New Paltz, a M.S. from the University of Illinois at Chicago and an M.B.A. from the University of Chicago.

For more information on our officers and directors following the business combination with IXI, see our filings referred to above under Item 1, “Description of Business - Recent Developments.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2005, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except each of Glen Shear and Victor Halpert filed one Form 4 late disclosing one late transaction and Dael Schnider filed two Form 4s late each disclosing one late transaction.

Code of Ethics

In September 2005, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to Israel Technology Acquisition Corp., 7 Gush Etzion, 3rd Floor, Givaat Shmuel, Israel 54030, Attn: Corporate Secretary.

ITEM 10. EXECUTIVE COMPENSATION

Commencing July 12, 2005 and ending upon the acquisition of a target business, we will pay A.F. Services a fee of $7,500 per month for providing us with office space and certain office and secretarial services. Other than this $7,500 per-month fee, no compensation of any kind, including finders and consulting fees, will be paid to any of our Founders or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, our Founders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2006 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class
Israel Frieder	450,000(2)	5.8%

Glen Shear	450,000(2)	5.8%

Dael Schnider	450,000(2)	5.8%

Victor Halpert	150,000(3)	1.9%

Fir Tree, Inc.(4)	603,900(5)	7.7%

Amaranth LLC(6)	411,000(7)	5.3%

All directors and executive officers as a group (four individuals)	1,500,000(8)	19.2%

_________________________

(1)	Unless otherwise indicated, the business address of each of the following is 7 Gush Etzion, 3rd Floor, Givaat Shmuel, Israel 54030.

(2)	Does not include 390,000 shares of common stock issuable upon exercise of warrants that are not currently exercisable and will not become exercisable within 60 days.

(3)	Does not include 130,000 shares of common stock issuable upon exercise of warrants that are not currently exercisable and will not become exercisable within 60 days.

(4)	The business address of Fir Tree, Inc. is 535 Fifth Avenue, 31st Floor, New York, New York 10017.

(5)
Represents (i) 401,492 shares of common stock held by Sapling, LLC and (ii) 202,408 shares of common stock held by Fir Tree Recovery Master Fund, L.P. Fir Tree, Inc. is the investment manager of both entities. The foregoing information was derived from a Schedule 13G filed with the SEC on September 23, 2005.

(6)	The business address of Amaranth LLC is c/o Amaranth Advisors L.L.C., One American Lane, Greenwich, Connecticut 06831.

(7)
Amaranth Advisors L.L.C. is the trading advisor for Amaranth LLC. Nicholas M. Maounis is the managing member of Amaranth Advisors and exercises voting and dispositive power over these shares. The foregoing information was derived from a Schedule 13G filed with the SEC on November 28, 2005.

(8)
Does not include 1,300,000 shares of common stock issuable upon exercise of warrants held by our officers and directors that are not currently exercisable and will not become exercisable within 60 days.

All 1,500,000 shares of our outstanding common stock owned by our Founders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described below.

Each of Messrs. Frieder, Shear, Schnider and Halpert may be deemed to be our “parents” and “promoters,” as these terms are defined under the Federal securities laws.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In February 2005, we issued 750,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at a purchase price of approximately $0.033 per share, as follows:

Stockholders	Number of Shares	Relationship to Us

Israel Frieder	225,000	Chairman of the Board and Chief Executive Officer

Glen Shear	225,000	Chief Financial Officer, Secretary and Director

Dael Schnider	225,000	Executive Vice President and Director

Victor Halpert	75,000	Director

On April 14, 2005, our board of directors authorized a stock dividend of one share of common stock for each outstanding share of common stock, effectively lowering the purchase price to approximately $0.0167 per share.

 Pursuant to an escrow agreement between us, the Founders and Continental Stock Transfer & Trust Company, all of the Founders Shares were placed in escrow, with Continental acting as escrow agent, pursuant to an escrow agreement, until the earliest of:

•	July 12, 2008;

•	our liquidation; or

•
the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

During the escrow period, these shares cannot be sold, but the Founders will retain all other rights as stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our Founders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to our initial public offering.

We also entered into a registration rights agreement with the Founders pursuant to which the holders of the majority of the Founders Shares will be entitled to make up to two demands that we register these shares pursuant to an agreement to be signed prior to or on the date of this prospectus. The holders of the majority of these shares may elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Each of our Founders also entered into a letter agreement with us and EarlyBirdCapital pursuant to which, among other things:

•	each agreed to vote all Founder Shares owned by him in accordance with the majority of the IPO Shares if we solicit approval of our stockholders for a business combination;

•
if we fail to consummate a business combination by January 19, 2007 (or by July 19, 2007 under certain limited circumstances), each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

•	each waived any and all rights he may have to receive any distribution of cash, property or other assets as a result of such liquidation with respect to his Founder Shares;

•
each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

•
each agreed that we could not consummate any business combination which involves a company which is affiliated with any of the Founders unless we obtain an opinion from an independent investment banking firm reasonably acceptable to EarlyBirdCapital that the business combination is fair to our stockholders from a financial perspective;

•	each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to the consummation of our business combination; and

•	each agreed that he and his affiliates will not be entitled to receive or accept a finder’s fee or any other compensation in the event he or his affiliates originate a business combination.

A.F. Services, an affiliate of Israel Frieder, our chairman of the board and chief executive officer, has agreed that, through the acquisition of a target business, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay A.F. Services $7,500 per month for these services.

During 2005, our directors collectively advanced an aggregate of $83,000 to us to cover expenses related to our initial public offering. The loans were payable without interest on the earlier of May 28, 2006 or the consummation of our initial public offering. These loans were repaid in July 2005.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations.

Other than the $7,500 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our Founders or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	By-laws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Form of Unit Purchase Option granted to EarlyBirdCapital, Inc. (1)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Israel Frieder. (1)

10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Glen Shear. (1)

10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Dael Schnider. (1)

10.4	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Victor Halpert. (1)

10.5	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.6	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Founders. (1)

10.7	Form of Letter Agreement between A.F. Services Ltd. and Registrant regarding administrative support. (1)

10.8	Promissory Note, dated February 28, 2005, issued to each of Israel Frieder, Glen Shear, Dael Schnider and Victor Halpert. (1)

10.9	Registration Rights Agreement among the Registrant and the Founders. (1)

10.10	Warrant Purchase Agreement among each of Israel Frieder, Glen Shear, Dael Schnider and Victor Halpert and EarlyBirdCapital, Inc. (1)

10.11	Letter agreement, dated July 13, 2005, from each of Israel Frieder, Glen Shear, Dael Schnider and Victor Halpert to the Registrant. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-123331).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

In September 2005, we engaged the firm of Brightman Almagor & Co. (“Brightman”), a member firm of Deloitte Touche Tohmatsu, to act as our principal accountant. We had previously engaged Marcum & Kliegman LLP to act as our principal accountant in connection with our initial public offering. The following is a summary of fees paid to our principal accountants for services rendered during 2005.

Audit Fees

During the fiscal year ended December 31, 2005, we paid our principal accountant $28,500 for the services they performed in connection with our initial public offering, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2005, and $30,000 in connection with the review of our Quarterly Reports on Form 10-QSB.

Audit-Related Fees

During 2005, our principal accountants did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During 2005, our principal accountants did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2005, there were no fees billed for products and services provided by the principal accountants other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

We have audited the accompanying balance sheet of Israel Technology Acquisition Corp. (a development stage enterprise) ("the Company") as of December 31, 2005, and the related statements of operations, stockholders' equity and cash flows for the period from February 22, 2005 (date of inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements referred to above, present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the period from February 22, 2005 (date of inception) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Brightman Almagor & Co.
Brightman Almagor & Co.
Certified Public Accountants
A member firm of Deloitte Touche Tohmatsu

Tel-Aviv, Israel
March 22, 2006

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET

December 31, 2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$372,952
Short term deposit	500,000
Securities held in Trust Fund (Note 1)	33,472,678
Prepaid expenses	30,000

Total current assets	$34,375,630

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$7,921
Income tax payable	96,000

Total current liabilities	103,921

Common stock, subject to possible conversion, 1,262,968 shares at conversion value (Note 1)	6,691,188

COMMITMENT AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (Notes 1 and 4)
Share capital:
Preferred Stock, $0.0001 par value - Authorized: 1,000,000 shares; none issued
Common stock, $0.0001 par value- Authorized 30,000,000 shares, issued and outstanding: 7,818,000 shares (which includes 1,262,968 subject to possible conversion )	656
Additional paid-in capital	27,395,347
Accumulated earnings during development stage	184,518

Total stockholders' equity	27,580,521

Total liabilities and stockholders' equity	$34,375,630

The accompanying notes are an integral part of the consolidated financial statements.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENERPRISE)
STATEMENT OF OPERATIONS

For the period February 22, 2005 (inception) to December 31,
2005

General and administrative expenses	$143,787

Operating loss	(143,787)

Financial income, net	424,305

Net income before income taxes	280,518

Income taxes	(96,000)

Net income	$184,518

Basic and diluted net income per share	0.04

Weighted average number of Common shares used in computing basic and diluted net income per share	4,889,098

The accompanying notes are an integral part of the consolidated financial statements.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
				earnings
			Additional	during the	Total
	Common Stock		paid-in	development	stockholders'
	Shares (1)	Amount	capital	stage	equity

Common shares issued February 22,
2005 at $0.0167	1,500,000	$150	$24,850	$—	$25,000

Sale of 6,000,000 units, net of
underwriters’ discount and offering
expenses (including 1,199,400 shares
subject to possible conversion )	6,000,000	600	32,238,542	—	32,239,142

Proceeds from issuance of option	—	—	100	—	100

Allotment of 318,000 units, net of
underwriters’ discount and offering
expenses (including 63,568 shares
subject to possible conversion)	318,000	32	1,719,505	—	1,719,537

Proceeds subject to possible
conversion of 1,262,968 shares	(1,262,968)	(126)	(6,587,650)	—	(6,587,776)

Net income	—	—	—	184,518	184,518
Balance as of December 31, 2005	6,555,032	$656	$27,395,347	$184,518	$27,580,521

(1) Share amounts have been restated to reflect a stock dividend of one share of common stock for each outstanding share of common stock effected on April 14, 2005.

The accompanying notes are an integral part of the consolidated financial statements.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS

For the period February 22, 2005 (inception) to December 31,
2005

Cash flows from operating activities:
Net income	$184,518
Increase in prepaid expenses	(30,000)
Increase in accrued expenses and other current liabilities	103,921
Accumulated interest on cash held in trust	(413,906)
Net cash used in operating activities	(155,467)

Cash flows from investing activities:
Short term deposit	(500,000)
Cash held in trust fund	(32,955,360)
Net cash used in investing activities	(33,455,360)

Cash flows from financing activities:
Gross proceeds from issuance of common stock	37,908,056
Proceeds from notes payable, stockholders	83,000
Payment of notes payables, stockholders	(83,000)
Proceeds from issuance of shares of common stock	25,000
Proceeds from issuance of option	100
Payment of deferred offering costs	(3,949,377)
Net cash provided by financing activities	33,983,779

Net change in cash and cash equivalents	372,952
Cash and cash equivalents at the beginning
of the period	—
Cash and cash equivalents at the end
of the period	$372,952

The accompanying notes are an integral part of the consolidated financial statements.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — GENERAL

The Company was incorporated on February 22, 2005 as a blank check company whose objective is to acquire an operating business that has manufacturing operations or research and development facilities located in Israel.

The Company’s ability to commence operations was contingent upon obtaining adequate financial resources through a proposed public offering (“Offering”), which was consummated on July 19, 2005. Substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business that has manufacturing operations or research and development facilities located in Israel (“Business Combination”). An aggregate of $32,955,360, including the funds received from the over allotment options, has been deposited in an interest-bearing trust account (“Trust Fund”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. The remaining net proceeds (not held in the Trust Fund) may be used to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

In February 2006, the Company signed a definitive agreement for the acquisition of a target business (See Note 6) and will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Shareholders”), have agreed to vote their 1,500,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — GENERAL (CONT.)

With respect to a Business Combination, which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Fund as of two days prior to the consummation of the proposed Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding approximately 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by the Initial Shareholders.

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the U.S.

Financial statements in U.S. dollars

The reporting currency of the Company is the U.S. dollar ("dollar"). The dollar is the functional currency of the Company. Transactions and balances originally denominated in dollars are presented at their original amounts. Non-dollar transactions and balances are remeasured into dollars in accordance with the principles set forth in Statement of Financial Accounting Standards ("SFAS") No. 52. All exchange gains and losses from translation of monetary balance sheet items resulting from transactions in non-dollar currencies are recorded in the statement of operations as they arise.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments that are readily convertible into cash with original maturities of three months or less. Bank deposits with maturities of more than three months but less than one year are included in short-term investments.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to credit risk, consist principally of cash instruments. The Company maintains cash and cash equivalents and investments with major financial institutions and limits the amount of credit exposure with any institution.

Offering Expense

Offering expenses consist primarily of placement fees and expenses, professional fees and printing costs. These expenses are charged against the related proceeds from the sale of Company stock in the periods in which they occur or charged to expense in the event of a terminated offering.

Basic and Diluted Net Income Per Share

Basic and diluted net Income per share are presented in conformity with SFAS No. 128 "Earnings per Share". Basic and diluted net income per share have been computed using the weighted-average number of ordinary shares outstanding during the period.

Fair Value of Financial Instruments

The financial instruments of the Company consist mainly of cash and cash equivalents and short-term investments. In view of their nature, the fair value of the financial instruments included in working capital of the Company is usually identical or close to their carrying amounts.

Income Taxes

The Company accounts for income taxes, in accordance with the provisions of SFAS 109 "Accounting for Income Taxes," under the liability method. Deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities at enacted tax rates in effect in the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R). SFAS No. 123(R) requires employee share-based equity awards to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25 and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) requires the use of an option-pricing model for estimating fair value, which is then amortized to expense over the service periods. SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). SFAS No. 123(R) will be effective beginning in the first quarter of fiscal 2006.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recent Accounting Pronouncements (Cont.)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20. “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not expect the adoption of SFAS No. 154 will have any material impact on its consolidated financial statements.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. At December 31, 2005, the Company had no unrealized investment losses that had not been recognized as other-than-temporary impairments in its available-for-sale securities. The Company does not anticipate that the implementation of these statements will have a significant impact on its financial position or results of operations.

NOTE 3 — COMMITMENTS AND CONTINGENCIES

a.
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

b.
Pursuant to letter agreements dated March 9, 2005 with the Company and EarlyBirdCapital, Inc., the representative of the underwriters in the Offering (“Representative”), the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

.
In accordance with agreements between the Initial Stockholders and the Representative, the Initial Stockholders collectively purchased 1,300,000 Warrants in the public marketplace at an average price of $0.568 per Warrant.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 — COMMITMENTS AND CONTINGENCIES (CONT.)

The Initial Stockholders will be entitled to registration rights with respect to their founding shares pursuant to an agreement dated July 12, 2005. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time commencing three months prior to the date on which these shares are to be released from escrow. In addition, the Initial Stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the third anniversary of the effective date of the Offering.

NOTE 4 — SHAREHOLDERS' EQUITY

a. COMMON STOCK

In February 2005, the Company issued 750,000 shares of common stock to the Initial Stockholders for $25,000 in cash, at a purchase price of approximately $0.033 per share. Effective April 14, 2005, the Company’s Board of Directors authorized a stock dividend of one share of common stock for each outstanding share of common stock, effectively lowering the purchase price to $0.0167 per share. Additionally, on April 14, 2005, the Company’s Board of Directors authorized an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 30,000,000. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect these transactions.

b. PUBLIC OFFERING

On July 19, 2005, the Company sold 6,000,000 units (“Units”) in the Offering. On August 5, 2005 and August 25, 2005, the Company sold an additional 300,000 Units and 18,000 Units, respectively, pursuant to the over-allotment option. Each Unit was sold at an offering price of $6.00 per Unit generating total gross proceeds of $37,908,000. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business or July 12, 2006and expiring on July 11, 2009. The Warrants will be redeemable, upon prior written consent of the Representative, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, on in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company paid the underwriters an underwriting discount of 8% of the gross proceeds of the Offering and a non-accountable expense allowance of 1% of the gross proceeds of the Initial Offering. The Company also issued an option, for $100, to the Representative to purchase 300,000 Units at an exercise price of $7.50 per Unit. The Units issuable upon exercise of the option are identical to the Units issued in the Offering except that the Warrants underlying such Units are exercisable at $6.25 per share.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 — SHAREHOLDERS' EQUITY (Cont.)

b. PUBLIC OFFERING (Cont.)

The Company accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of this option is approximately $660,000 ($2.20 per unit) using a Black- Scholes option - pricing model.

The fair value of this option granted to the Representative is estimated as of the data of grant using the following assumptions: (1) expected volatility of 44.5%, (2) risk-free interest rate of 3.8% and (3) expected life of 5 years. The option may be exercised for cash or on a “cashless” basis at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash.

At December 31, 2005, 12,900,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

NOTE 5 — TRANSACTIONS WITH RELATED PARTIES

The Company issued an aggregate of $83,000 unsecured, non-interest bearing, promissory notes to the Initial Stockholders. The notes were payable on the consummation of the Offering. Accordingly, such notes were repaid in July 2005 out of the proceeds of the Offering.

NOTE 6 — SUBSEQUENT EVENT

On February 28, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with IXI Mobile, Inc. (“IXI”). A wholly owned subsidiary of the Company, formed to effectuate the merger by merging with and into IXI, is also a party to the Merger Agreement. As a result of the merger, IXI will be the surviving corporation and will become a wholly owned subsidiary of the Company. Upon consummation of the merger, the Company will change its name to IXI Mobile, Inc. and IXI will change its name to IXI Mobile (USA), Inc. IXI is a privately owned company founded in 2000 that delivers devices and services designed to improve mobile communications and increase mobile data usage. Its Ogo™ devices are designed to deliver popular messaging applications, such as instant messaging, email, news, and SMS on optimized devices, increasing data usage and enhancing the mobile experience. IXI markets its solutions to mobile operators and Internet service providers worldwide.

Pursuant to the Merger Agreement, immediately following the merger, the holders of equity interests of IXI (including holders of employee options and warrants to purchase IXI common stock) will own or have the right to acquire approximately 7.8 million shares of the Company’s common stock. As further consideration, the holders of equity interests of IXI will receive or have the right to acquire up to an additional 10.0 million shares of the Company’s common stock based on the combined company attaining various targets described in the Merger Agreement.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2006.

ISRAEL TECHNOLOGY ACQUISITION CORP.

By:	/s/ Israel Frieder
Israel Frieder
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Israel Frieder Israel Frieder	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 28, 2006

/s/ Glen Shear Glen Shear	Chief Financial Officer, Secretary and Director (Principal Accounting and Financial Officer)	March 28, 2006

/s/ Dael Schnider Dael Schnider	Executive Vice President and Director	March 28, 2006

/s/ Victor Halpert Victor Halpert	Director	March 28, 2006