Form 10QSB
period 2006-03-31
Israel Technology Acquisition Corp.
filed 2006-05-15
CIK 1319644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _____________ to _____________

Commission File Number 000-51259

Israel Technology Acquisition Corp.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-2374143
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of May 15, 2006, 7,818,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEET

March 31,
2006
Unaudited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$601,680
Cash held in Trust Fund	33,812,870
Prepaid expenses	15,000

Total current assets	$34,429,550

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$124,491

Total liabilities	124,491

Common stock , subject to possible conversion,
1,262,968 shares at conversion value	6,759,192

STOCKHOLDERS' EQUITY
Share capital:
Preferred Stock, $0.0001 par value -
Authorized: 1,000,000 shares; none issued Common stock, $0.0001 par value-
Authorized 30,000,000 shares, issued and outstanding: 7,818,000 shares
(less 1,262,968 subject to possible conversion )	656
Additional paid-in capital	27,395,347
Accumulated earnings during development stage	149,864

Total stockholders' equity	27,545,867

Total liabilities and stockholders' equity	$34,429,550

The accompanying notes are an integral part of the consolidated financial statements.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENERPRISE)
CONDENSED BALANCE SHEET

Three months ended March 31,
2006
Unaudited

General and administrative expenses	$280,700

Operating loss	(280,700)

Financial income, net	275,442

Net income before income taxes	(5,258)

Income taxes	29,396

Net loss	$(34,654)

Basic and diluted net income per share	$(0.005)

Weighted average number of Common
shares used in computing basic and diluted
Net income per share	6,555,032

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
compensation

Allotment of 318,000 units , net of
underwriters’ discount and offering
expenses	318,000	32	1,719,505	-	1,719,537

Proceeds subject to possible conversion
of 1,262,968 shares	(1,262,968)	(126)	(6,587,650)	-	(6,587,776)

Net income	-	-	-	184,518	184,518

Balance as of December 31, 2005	6,555,032	656	27,395,347	184,518	$27,580,521

Net loss	-	-	-	(34,654)	(34,654)

Balance as of March 31, 2006 (Unaudited)	6,555,032	656 $	$27,395,347	$149,864	$27,545,867

(1) Share amounts have been restated to reflect a stock dividend of one share of common stock for each outstanding share of common stock affected on April 14, 2005.

The accompanying notes are an integral part of the consolidated financial statements.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS

Three months ended March 31,
2006
Unaudited
Cash flows from operating activities:
Net loss	$(34,654)
Decrease in other accounts
receivable and prepaid expenses	15,000
Increase in accrued expenses	20,570
Accumulated interest on cash held in trust	(272,188)
Net cash used in operating activities	(271,272)

Cash flows from investing activities:
Decrease long term deposit	500,000
Net cash used in investing activities	500,000

Net change in cash and cash equivalents	228,728
Cash and cash equivalents at the beginning
of the period	372,952
Cash and cash equivalents at the end
of the period	$601,680

The accompanying notes are an integral part of the consolidated financial statements.

1.	BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by Israel Technology Acquisition Corp. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2006 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2005 that are included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006 (the "2005 10-KSB"). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2006.

2.	ORGANIZATION AND BUSINESS OPERATIONS

The Company was incorporated on February 22, 2005 as a blank check company whose objective is to acquire an operating business that has manufacturing operations or research and development facilities located in Israel.

The Company’s ability to commence operations was contingent upon obtaining adequate financial resources through a proposed public offering (“Offering”), which was consummated on July 19, 2005 and is discussed in Note 6. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business that has manufacturing operations or research and development facilities located in Israel (“Business Combination”). An aggregate of $32,955,360, including over allotment options, has been deposited in an interest-bearing trust account (“Trust Fund”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Fund) may be used to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company has signed a definitive agreement for the acquisition of a target business (see Note 6) and will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Shareholders”), have agreed to vote their 1,500,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

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

2.	COMMITMENTS

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

3.	NOTES PAYABLE, STOCKHOLDER

The Company issued an aggregate of $83,000 unsecured, non-interest bearing, promissory notes to the Initial Stockholders. The notes were payable on the consummation of the Offering. Accordingly, such notes were repaid in August 2005 out of the proceeds of the Offering.

4.	COMMON STOCK

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

5.	INITIAL PUBLIC OFFERING

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

6.	PROPOSED BUSINESS COMBINATION

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

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-QSB including, without limitation, statements under “Management’s Discussion and Analysis or Plan of Operation” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-QSB, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Recent Development

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

Results of Operations

For the three months ended March 31, 2006, we had a net loss of $34,654, attributable to G&A expenses of $280,700 and income tax expense of $29,396 offset by financial income of $275,442.

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

In connection with our initial public offering, we issued an option, for $100, to EarlyBirdCapital, Inc., the representative of the underwriters, to purchase 300,000 units at an exercise price of $7.50 per unit, with each unit consisting of one share of common stock and two warrants. The warrants underlying such units are exercisable at $6.25 per share. We accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity. We estimated that the fair value of this option is approximately $660,000 ($2.20 per unit) using a Black- Scholes option - pricing model. The fair value of this option granted to EarlyBirdCapital was estimated as of the date of grant using the following assumptions: (1) expected volatility of 44.5%, (2) risk- free interest rate of 3.8% and (3) expected life of 5 years. The option may be exercised for cash or on a “cashless” basis at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash.

ITEM 3. CONTROLS AND PROCEDURES.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

ISRAEL TECHNOLOGY ACQUISITION CORP.

Dated: May 15, 2006	/s/ Israel Frieder
Israel Frieder
Chairman of the Board and Chief Executive Officer

/s/ Glen Shear
Glen Shear
Chief Financial Officer