Form 10QSB
period 2006-06-30
Israel Technology Acquisition Corp.
filed 2006-08-11
CIK 1319644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

As of August 10, 2006, 7,818,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEET

June 30,
2006
Unaudited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$382,656
Cash held in Trust Fund	34,087,121

Total current assets	$34,469,777

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$29,726

Total liabilities	29,726

Common stock , subject to possible conversion,
1,262,968 shares at conversion value	6,814,015

STOCKHOLDERS' EQUITY
Share capital:
Preferred Stock, $0.0001 par value -
Authorized: 1,000,000 shares; none issued Common stock, $0.0001 par value-
Authorized 30,000,000 shares, issued and outstanding: 7,818,000 shares
(less 1,262,968 subject to possible conversion )	656
Additional paid-in capital	27,405,347
Accumulated earnings during development stage	220,033

Total stockholders' equity	27,626,036

Total liabilities and stockholders' equity	$34,469,777

The accompanying notes are an integral part of the consolidated financial statements.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENERPRISE)
CONDENSED STATEMENT OF OPERATIONS

	Three months ended June 30,	Three months ended June 30,
	2006	2005
	Unaudited	Unaudited

General and administrative expenses	$153,211	$1,500

Operating loss	(153,211)	(1,500)

Financial income, net	223,380	--

Net income ( loss )	$70,169	$(1,500)

Basic and diluted net income ( loss ) per share	$0.011	$(0.00)

Weighted average number of Common
shares used in computing basic and diluted
Net income per share	6,555,032	1,500,000

The accompanying notes are an integral part of the consolidated financial statements.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
				earnings
			Additional	during the	Total
	Common Stock		paid-in	development	stockholders'
	Shares (1)	Amount	capital	stage	equity

Common shares issued February 22, 2005 at $0.0167	1,500,000	$150	$24,850	$-	$25,000

Sale of 6,000,000 units , net of
underwriters’ discount and offering
expenses (include 1,199,400 shares
subject to possible conversion )	6,000,000	600	32,238,542	-	32,239,142

Proceeds from issuance of option compensation	-	-	100	-	100

Allotment of 318,000 units , net of
underwriters’ discount and offering
expenses	318,000	32	1,719,505	-	1,719,537

Proceeds subject to possible conversion
of 1,262,968 shares	(1,262,968)	(126)	(6,587,650)	-	(6,587,776)

Net income	-	-	-	184,518	184,518

Balance as of December 31, 2005	6,555,032	656	27,395,347	184,518	$27,580,521

Reimbursement of issuance costs			10,000		10,000

Net income				35,515	35,515

Balance as of June 30, 2006 (Unaudited)	6,555,032	656 $	$27,405,347	$220,033	$27,626,036

(1)	Share amounts have been restated to reflect a stock dividend of one share of common stock for each outstanding share of common stock affected on April 14, 2005.

The accompanying notes are an integral part of the consolidated financial statements.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended June 30,	Three months ended June 30,
	2006	2005
	Unaudited	Unaudited
Cash flows from operating activities:
Net (loss) income	$70,169	(1,500)
Decrease in other accounts
receivable and prepaid expenses	15,000	--
Increase (decrease) in accrued expenses	(94,764)	25,202
Accumulated interest on cash held in trust	(219,429)	--
Net cash provided by (used in) operating activities	(229,024)	23,702

Cash flows from investing activities:
Decrease long term deposit	--	--
Net cash used in investing activities	--	--

Cash flows from financing activities:
Proceeds from notes payable, stockholders	--	13,000
Reimbursement of issuance costs	10,000	--
Payment of deferred offering costs	--	(105,130)
Net cash provided by (used in) financing activities	10,000	(92,130)

Net change in cash and cash equivalents	(219,024)	(68,428)
Cash and cash equivalents at the beginning
of the period	601,680	70,000
Cash and cash equivalents at the end
of the period	$382,656	1,572

The accompanying notes are an integral part of the consolidated financial statements.

1.	BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by Israel Technology Acquisition Corp. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2006 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2005 that are included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006 (the "2005 10-KSB"). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2006.

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

At June 30, 2006, 12,900,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

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

For a more complete discussion of our proposed business combination, including the risk that are applicable to us with respect to our acquisition of IXI, see our Current Report on Form 8-K dated February 28, 2006 and filed with the SEC on March 1, 2006, and our Preliminary Proxy Statement for our Special Meeting of Stockholders filed with the SEC on July 28, 2006.

Results of Operations

For the three months ended June 30, 2006, we had a net income of $70,169, attributable to G&A expenses of $153,211 offset by financial income of $223,380.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

ISRAEL TECHNOLOGY ACQUISITION CORP.

Dated: August 10, 2006	By:	/s/ Israel Frieder
Israel Frieder
Chairman of the Board and Chief Executive Officer

By:	/s/ Glen Shear
Glen Shear
Chief Financial Officer