Form 10QSB/A
period 2006-03-31
Israel Technology Acquisition Corp.
filed 2006-11-14
CIK 1319644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-QSB/A to Israel Technology Acquisition Corp.’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006, which was originally filed with the Securities and Exchange Commission on May 15, 2006 (the “Original Form 10-QSB”), to amend the financial information included in such report to provide the cumulative data since inception as well as to provide year-to-date cash flow and statement of operations data for the periods ended March 31, 2006 and 2005 as required by Rule 10-01 (c)(2) and (3) of Regulation S-X.

Except for the amended information referred to above, this Form 10-QSB/A continues to speak as of March 31, 2006, and we have not updated or modified such report for events that occurred at a later date. Events occurring after the date of the Original Form 10-QSB, and other disclosures necessary to reflect subsequent events, will be addressed in our regular subsequent filings.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEET

	March 31,	December 31,
	2006	2005
	Unaudited	Audited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$601,680	$372,952
Short term deposit	-	500,000
Cash held in Trust Fund	33,812,870	33,472,678
Prepaid expenses	15,000	30,000

Total current assets	$34,429,550	$34,375,630

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$124,491	$7,921
Income tax payable	-	96,000

Total liabilities	124,491	103,921

Common stock , subject to possible conversion,
1,262,968 shares at conversion value	6,759,192	6,691,188

STOCKHOLDERS' EQUITY
Share capital:
Preferred Stock, $0.0001 par value -
Authorized: 1,000,000 shares; none issued Common stock, $0.0001 par value-
Authorized 30,000,000 shares, issued and outstanding: 7,818,000 shares
(less 1,262,968 subject to possible conversion )	656	656
Additional paid-in capital	27,395,347	27,395,347
Accumulated earnings during development stage	149,864	184,518

Total stockholders' equity	27,545,867	27,580,521

Total liabilities and stockholders' equity	$34,429,550	$34,375,630

The accompanying notes are an integral part of the consolidated financial statements.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENERPRISE)
CONDENSED STATEMENT OF OPERATIONS

	Three months ended March 31,	For the period February 22, 2005 (inception) to March 31,	For the period February 22, 2005 (inception) to March 31,
	2006	2005	2006
	Unaudited	Unaudited	Unaudited

General and administrative expenses	$280,700	$1,100	$424,487

Operating loss	(280,700)	(1,100)	(424,487)

Financial income, net	275,442	-	699,747

Net income ( loss) before income taxes	(5,258)	(1,100)	275,260

Income taxes	(29,396)	-	(125,396)

Net income (loss)	$(34,654)	$(1,100)	$149,864

Basic and diluted net income (loss) per share	$(0.01)	$(0.00)	0.03

Weighted average number of common
shares used in computing basic and diluted
net income per share	6,555,032	1,500,000	5,549,028

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

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended March 31,	For the period February 22, 2005 (inception) to March 31,	For the period February 22, 2005 (inception) to March 31,
	2006	2005	2006
	Unaudited	Unaudited	Unaudited
Cash flows from operating activities:
Net ( profit) loss	$(34,654)	$(1,100)	$149,864
Decrease ( increase) in other accounts
receivable and prepaid expenses	15,000	-	(15,000)
Increase in accrued expenses	20,570	1,100	124,491
Accumulated interest on cash held in trust	(272,188)	-	(686,094)
Net cash used in operating activities	(271,272)	-	(426,739)

Cash flows from investing activities:
Decrease long term deposit	500,000	-	-
Cash held in trust fund	-	-	(32,955,360)
Net cash provided by ( used in ) investing activities	500,000	-	(32,955,360)

Cash flows from financing activities:
Gross proceeds from issuance of common stock	-	-	37,908,056
Proceeds from notes payable, stockholders	-	70,000	83,000
Payment of notes payables, stockholders	-	-	(83,000)
Proceeds from issuance of shares of common stock	-	25,000	25,000
Proceeds from issuance of option	-	-	100
Payment of deferred offering costs	-	(25,000)	(3,949,377)
Net cash provided by financing activities	-	70,000	33,983,779

Net change in cash and cash equivalents	228,728	70,000	601,680
Cash and cash equivalents at the beginning
of the period	372,952	-	-
Cash and cash equivalents at the end
of the period	$601,680	$70,000	$601,680

The accompanying notes are an integral part of the consolidated financial statements.

1.	BASIS OF PRESENTATION

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

For the period from February 22, 2005 (inception) through March 31, 2005, we had a net loss of $1,100 attributable to G&A expenses.

For the period from February 22, 2005 (inception) through March 31, 2006, we had net income of $149,864 attributable to G&A expenses of $424,487 and income tax expenses of $125,396 offset by financial income of $699,747.

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

ISRAEL TECHNOLOGY ACQUISITION CORP.

Dated: November 14, 2006	/s/ Israel Frieder
Israel Frieder
Chairman of the Board and Chief Executive Officer

/s/ Glen Shear
Glen Shear
Chief Financial Officer