Form 10QSB/A
period 2006-06-30
Israel Technology Acquisition Corp.
filed 2006-11-14
CIK 1319644

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-QSB/A to Israel Technology Acquisition Corp.’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006, which was originally filed with the Securities and Exchange Commission on August 11, 2006 (the “Original Form 10-QSB”), to amend the financial information included in such report to provide the cumulative data since inception as well as to provide year-to-date cash flow and statement of operations data for the periods ended June 30, 2006 and 2005 as required by Rule 10-01 (c)(2) and (3) of Regulation S-X.

Except for the amended information referred to above, this Form 10-QSB/A continues to speak as of June 30, 2006, and we have not updated or modified such report for events that occurred at a later date. Events occurring after the date of the Original Form 10-QSB, and other disclosures necessary to reflect subsequent events, will be addressed in our regular subsequent filings.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	Unaudited	Audited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$382,656	$372,952
Short term deposit	-	500,000
Cash held in Trust Fund	34,087,121	33,472,678
Prepaid expenses	-	30,000
Total current assets	$34,469,777	$34,375,630

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued expenses	$29,726	$7,921
Income tax payable	-	96,000

Total liabilities	29,726	103,921

Common stock , subject to possible conversion,
1,262,968 shares at conversion value	6,814,015	6,691,188

STOCKHOLDERS' EQUITY
Share capital:
Preferred Stock, $0.0001 par value -
Authorized: 1,000,000 shares; none issued Common stock, $0.0001 par value-
Authorized 30,000,000 shares, issued and outstanding: 7,818,000 shares
(less 1,262,968 subject to possible conversion )	656	656
Additional paid-in capital	27,405,347	27,395,347
Accumulated earnings during development stage	220,033	184,518

Total stockholders' equity	27,626,036	27,580,521

Total liabilities and stockholders' equity	$34,469,777	$34,375,630

The accompanying notes are an integral part of the consolidated financial statements.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENERPRISE)
CONDENSED STATEMENT OF OPERATIONS

	Three months ended June 30,	Three months ended June 30,	For the period of six months ended June 30,	For the period February 22, 2005 (inception) to June 30,	For the period February 22, 2005 (inception) to June 30,
	2006	2005	2006	2005	2006
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited

General and administrative expenses	$153,211	$1,500	$433,911	$2,600	$577,698

Operating loss	(153,211)	(1,500)	(433,911)	(2,600)	(577,698)

Financial income, net	223,380	-	498,821	-	923,127

Net income ( loss ) before income taxes	70,169	(1,500)	64,910	(2,600)	345,429

Income taxes	-	-	(29,396)	-	(125,396)

Net income ( loss)	$70,169	$(1,500)	$35,514	$(2,600)	$220,033

Basic and diluted net income ( loss ) per share	$0.01	$(0.00)	$0.01	$(0.00)	$0.04

Weighted average number of Common shares used in computing basic and diluted net income per share	6,555,032	1,500,000	6,555,032	1,500,000	5,977,663

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
compensation

Allotment of 318,000 units , net of
underwriters’ discount and offering
expenses	318,000	32	1,719,505	-	1,719,537

Proceeds subject to possible conversion
of 1,262,968 shares	(1,262,968)	(126)	(6,587,650)	-	(6,587,776)

Net income	-	-	-	184,518	184,518

Balance as of December 31, 2005	6,555,032	656	27,395,347	184,518	$27,580,521

Reimbursement of issuance costs	-	-	10,000	-	10,000

Net income	-	-	-	35,515	35,515

Balance as of June 30, 2006 (Unaudited)	6,555,032	656 $	$27,405,347	$220,033	$27,626,036

(1)	Share amounts have been restated to reflect a stock dividend of one share of common stock for each outstanding share of common stock affected on April 14, 2005.

The accompanying notes are an integral part of the consolidated financial statements.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS

	For the period of six months ended June 30,	For the period February 22, 2005 (inception) to June 30,	For the period February 22, 2005 (inception) to June 30,
	2006	2005	2006
	Unaudited	Unaudited	Unaudited
Cash flows from operating activities:
Net income ( loss )	$35,515	$(2,600)	$220,033

Decrease in prepaid expenses	30,000	-	-
Decrease ( increase ) in accrued expenses	(74,195)	26,302	29,726
Accumulated interest on cash held in trust	(491,616)	-	(905,522)
Net cash provided by ( used in ) operating activities	(500,296)	23,702	(655,763)

Cash flows from investing activities:
Decrease in long term deposit	500,000	-	-
Cash held in trust fund	-	-	(32,955,360)
Net cash provided by ( used in ) in investing activities	500,000	-	(32,955,360)

Cash flows from financing activities:
Gross proceeds from issuance of common stock		-	37,908,056
Proceeds from notes payable, stockholders		83,000	83,000
Payment of notes payables, stockholders		-	(83,000)
Proceeds from issuance of shares of common stock		25,000	25,000
Proceeds from issuance of option		-	100
Reimbursement of issuance costs	10,000	-	10,000
Payment of deferred offering costs	-	(130,130)	(3,949,377)
Net cash provided by ( used in ) financing activities	10,000	)22,130)	33,993,779

Net change in cash and cash equivalents	9,704	1,572	382,656
Cash and cash equivalents at the beginning
of the period	372,952	-	-
Cash and cash equivalents at the end
of the period	$382,656	$1,572	$382,656

The accompanying notes are an integral part of the consolidated financial statements.

1.	BASIS OF PRESENTATION

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

For the six months ended June 30, 2006, we had net income of $35,514, attributable to G&A expenses of $433,911 offset by financial income of $498,821.

For the period from February 22, 2005 (inception) through June 30, 2005, we had net loss of $2,600 attributable to G&A expenses.

For the period from February 22, 2005 (inception) through June 30, 2006, we had net income of $220,033 attributable to G&A expenses of $577,698 offset by financial income of $923,127.

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

ISRAEL TECHNOLOGY ACQUISITION CORP.

Dated: November 14, 2006	By:	/s/ Israel Frieder
Israel Frieder
Chairman of the Board and Chief Executive Officer

By:	/s/ Glen Shear
Glen Shear
Chief Financial Officer