Form 10QSB
period 2006-09-30
Israel Technology Acquisition Corp.
filed 2006-11-14
CIK 1319644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

As of November 14, 2006, 7,818,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEET

	September 30,	December 31,
	2006	2005
	Unaudited	Audited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$247,395	$372,952
Short term deposit	-	500,000
Cash held in Trust Fund	34,377,159	33,472,678
Prepaid expenses	37,500	30,000
	$34,662,054	$34,375,630
Total current assets

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$92,881	$7,921
Income tax payable	-	96,000

Total liabilities	92,881	103,921

Common stock , subject to possible conversion,
1,262,968 shares at conversion value	6,871,994	6,691,188

STOCKHOLDERS' EQUITY
Share capital:
Preferred Stock, $0.0001 par value - authorized: 1,000,000 shares; none issued
Common stock, $0.0001 par value-
Authorized 30,000,000 shares, issued and outstanding: 7,818,000 shares
(less 1,262,968 subject to possible conversion )	656	656
Additional paid-in capital	27,405,347	27,395,347
Accumulated earnings during development stage	291,176	184,518

Total stockholders' equity	27,697,179	27,580,521

Total liabilities and stockholders' equity	$34,662,054	$34,375,630

The accompanying notes are an integral part of the consolidated financial statements.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENERPRISE)
CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30,	Three months ended September 30,	For the period of nine months ended September 30,	For the period February 22, 2005 (inception) to September 30,	For the period February 22, 2005 (inception) to September 30,
	2006	2005	2006	2005	2006
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited

General and administrative expenses	$121,868	$65,602	$555,779	$68,202	$699,566

Operating loss	(121,868)	(65,602)	(555,779)	(68,202)	(699,566)

Financial income, net	232,321	187,617	731,142	187,617	1,155,447

Net income before income taxes	110,453	122,015	175,363	119,415	455,881

Income taxes	(39,309)	-	(68,705)	-	(164,705)

Net income	$71,144	$122,015	$106,658	$119,415	$291,176

Basic and diluted net income per share	$0.01	$0.02	$0.02	$0.03	$0.05

Weighted average number of common shares used in computing basic and diluted Net income per share	6,555,032	6,450,522	6,555,032	3,629,944	6,270,083

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
compensation

Allotment of 318,000 units , net of
underwriters’ discount and offering
expenses	318,000	32	1,719,505	-	1,719,537

Proceeds subject to possible conversion
of 1,262,968 shares	(1,262,968)	(126)	(6,587,650)	-	(6,587,776)

Net income	-	-	-	184,518	184,518

Balance as of December 31, 2005	6,555,032	656	27,395,347	184,518	$27,580,521

Reimbursement of issuance costs	-	-	10,000	-	10,000

Net income	-	-	-	106,658	106,658

Balance as of September 30, 2006 (Unaudited)	6,555,032	656 $	$27,405,347	$291,176	$27,697,179

(1) Share amounts have been restated to reflect a stock dividend of one share of common stock for each outstanding share of common stock affected on April 14, 2005.

The accompanying notes are an integral part of the consolidated financial statements.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS

	For the period of Nine months ended September 30,	For the period February 22, 2005 (inception) to September 30,	For the period February 22, 2005 (inception) to September 30,
	2006	2005	2006
	Unaudited	Unaudited	Unaudited
Cash flows from operating activities:
Net income	$106,658	$119,415	$291,176
Decrease in other accounts
receivable and prepaid expenses	(7,500)	(55,237)	(37,500)
Increase (decrease) in accrued expenses	(11,040)	8,694	92,881
Accumulated interest on cash held in trust	(723,675)	(183,610)	(1,137,581)
Net cash used in operating activities	(635,557)	(110,738)	(791,024)

Cash flows from investing activities:
Decrease long term deposit	500,000	(500,000)	-
Cash held in trust fund	-	(32,955,360)	(32,955,360)
Net cash used in investing activities	500,000	(33,455,360)	(32,955,360)

Cash flows from financing activities:
Gross proceeds		37,908,056	37,908,056
Proceeds from notes payable, stockholders	-	83,000	83,000
Payment of notes payable, stockholders		(83,000)	(83,000)
Proceeds from sale of shares of common stock		25,000	25,000
Proceeds from issuance of option	-	100	100
Reimbursement of issuance costs	10,000	-	10,000
Payment of deferred offering costs	-	(3,949,377)	(3,949,377)
Net cash provided by financing activities	10,000	33,983,779	33,993,779

Net change in cash and cash equivalents	(125,557)	417,681	247,395
Cash and cash equivalents at the beginning
of the period	372,952	-	-
Cash and cash equivalents at the end
of the period	$247,395	$417,681	$247,395

The accompanying notes are an integral part of the consolidated financial statements.

1.	BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by Israel Technology Acquisition Corp. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2006 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2005 that are included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006 (the "2005 10-KSB"). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2006.

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

At September 30, 2006, 12,900,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

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

For a more complete discussion of our proposed business combination, including the risk that are applicable to us with respect to our acquisition of IXI, see our Current Report on Form 8-K dated February 28, 2006 and filed with the SEC on March 1, 2006, and our Preliminary Proxy Statement for our Special Meeting of Stockholders filed with the SEC on November 13, 2006.

Results of Operations

For the three months ended September 30, 2006, we had a net income of $71,144, attributable to G&A expenses of $121,868 offset by financial income of $232,321.

For the nine months ended September 30, 2006, we had a net income of $106,658, attributable to G&A expenses of $555,770 offset by financial income of $731,142.

For the period from February 22, 2005 (inception) through September 30, 2005, we had a net income of $119,415, attributable to G&A expenses of $68,202 offset by financial income of $187,617.

For the period from February 22, 2005 (inception) through September 30, 2006, we had net income of $291,176 attributable to G&A expenses of $699,566 offset by financial income of $1,155,447.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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