Form 10KSB
period 2006-12-31
Israel Technology Acquisition Corp.
filed 2007-03-29
CIK 1319644

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From  To

Commission File Number 000-51259

ISRAEL TECHNOLOGY ACQUISITION CORP.

(Name of Small Business Issuer in Its Charter)

Delaware	20-2374143
(State of Incorporation)	(Small Business Issuer I.R.S. Employer I.D. Number)

7 Gush Etzion, 3rd Floor, Givaat Shmuel, Israel	54030
(Address of Principal Executive Offices)	(Zip Code)

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

Issuer’s revenues for the fiscal year ended December 31, 2006 were $0.

As of March 23, 2007, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $34,306,740.

As of March 23, 2007, there were 7,818,000 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ NO ☒

PART I

Item 1. Description of Business

Israel Technology Acquisition Corp. (referred to herein as “we”, the “Company” or “ITAC”) is a blank check company formed on February 22, 2005 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business that has manufacturing operations or research and development facilities located in Israel.

On July 19, 2005, we closed our initial public offering of 6,000,000 units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On August 5, 2005, we consummated the closing of an additional 318,000 units which were subject to the over-allotment option.The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $37,908,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $33,965,000, of which $32,955,360 was deposited into a trust fund and the remaining proceeds (approximately $1,010,000) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2006, we have used $778,649 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2006, there was $34,672,835 held in the trust fund.

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

Recent Developments

On February 28, 2006, we entered into an Agreement and Plan of Merger with IXI Mobile, Inc. (“IXI”). A wholly owned subsidiary of ours, formed to effectuate the merger by merging with and into IXI, is also a party to the Merger Agreement. As a result of the merger, IXI will be the surviving corporation and will become a wholly owned subsidiary of ours. Upon consummation of the merger, we will change our name to IXI Mobile, Inc. and IXI will change its name to IXI Mobile (USA), Inc. IXI is a privately owned company founded in 2000 that delivers devices and services designed to improve mobile communications and increase mobile data usage. Its Ogo devices are designed to deliver popular messaging applications, such as instant messaging, email, news, and SMS on optimized devices, increasing data usage and enhancing the mobile experience. IXI markets its solutions to mobile operators and Internet service providers worldwide.

Pursuant to the merger agreement, immediately following the merger, the holders of equity interests of IXI (including holders of employee options and warrants to purchase IXI common stock) will own or have the right to acquire approximately 7.8 million shares of our common stock. Of this amount, approximately 1.2 million shares will be available for issuance to IXI’s senior management and employees under IXI’s Employee Stock Option Plan. As further consideration, the holders of equity interests of IXI will receive or have the right to acquire up to an additional 9.0 million shares of our common stock based on attaining various targets described in the agreement.

Upon consummation of the merger, our board of directors will be increased to seven members. All seven designees will be presented for election by our stockholders at the meeting called to approve the merger. In connection with the merger, we will seek approval of an amendment to our certificate of incorporation removing the board classification requirement from our certificate and the new board will not be classified into different classes, as presently required under our certificate of incorporation.

For a more complete discussion of our proposed business combination, including the risk that are applicable to us with respect to our acquisition of IXI, see our Current Report on Form 8-K dated February 28, 2006 and filed with the SEC on March 1, 2006, as amended on October 13, 2006, December 12, 2006, January 5, 2007 and February 12, 2007, as well as our preliminary proxy statement.

We expect that the transaction will be consummated in the first half of 2007, after the required approval by our stockholders. However, as described below, if we do not complete the business combination by July 19, 2007, we will be forced to dissolve and liquidate.

Opportunity for Stockholder Approval of Business Combination

We agreed to submit the IXI transaction to our stockholders for approval, although the acquisition would not require stockholder approval under applicable state law. In connection with seeking stockholder approval of the business combination, we have furnished our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, include a description of the operations of IXI and its audited historical financial statements.

In connection with the vote required for any business combination, our Founders have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering (“Founder Shares”) in accordance with the vote of the majority of the shares of our common stock sold in such offering (“IPO Shares”). This voting arrangement shall not apply to any shares included in units purchased by our Founders in our initial public offering or purchased by them after such offering in the open market. We will proceed with the business combination only if a majority of the IPO Shares present and entitled to vote at the meeting to approve the business combination are voted for the approval of such business combination and stockholders holding less than 20% of the IPO Shares exercise their conversion rights.

Conversion Rights

At the time we seek stockholder approval of our business combination with IXI, we will offer the holders of IPO Shares (but not any of our Founders to the extent they purchased IPO Shares) the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of two business days prior to the consummation of the business combination, divided by the total number of IPO Shares. As of December 31, 2006, the per-share conversion price would have been approximately $5.49. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to our proposed business combination with IXI at the meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. We will not complete our business combination if stockholders owning 20% or more of the IPO Shares exercise their conversion rights. Holders of IPO Shares who convert their stock into their share of the trust fund still have the right to exercise any warrants they continue to hold that they purchased as part of the units.

Liquidation if No Business Combination

We are required to liquidate and dissolve if we have not consummated a business combination by July 19, 2007. If we are unable to complete the business combination with IXI, we will not have enough time to negotiate another business combination prior to July 19, 2007. As a result, if we are unable to consummate the transaction with IXI, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. The Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares. There will be no distribution from the trust fund with respect to our warrants. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders. We anticipate that our instruction to the trustee would be given promptly after July 19, 2007.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, the per-share liquidation price as of December 31, 2006 would have been approximately $5.49. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Our directors have severally agreed that, if we liquidate prior to the consummation of a business combination, theywill be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us to the extent they have claims against the funds in our trust account.

Competition

If we succeed in effecting the business combination with IXI, there will be intense competition from competitors of IXI. For a more complete discussion of the risks that will be applicable to us following the business combination with IXI, see below and in our filings referred to above under “Recent Developments.” We cannot assure you that, subsequent to our business combination, we will have the resources or ability to compete effectively.

Employees

We have three executive officers. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. We do not intend to have any full time employees prior to the consummation of a business combination.

Risks Associated with our Business

In addition to other information included in this report, you should consider all the risks relating to our operations following the business combination with IXI described in our filings referred to above under “Recent Developments.” You should also consider the following factors in evaluating our business and future prospects.

ITAC will issue a substantial number of shares of common stock in the merger with IXI or in connection therewith, which will be available for sale in the future. This may cause a decline in the market price of ITAC’s common stock and warrants.

The consideration to be issued in the merger with IXI is 6,578,065 shares of ITAC common stock, 1,239,935 shares of common stock that will be reserved and be issuable upon exercise of outstanding IXI options and warrants (with each IXI option and warrant being exercisable into an option or warrant to purchase 0.1488 shares of ITAC common stock, assuming that all such option and warrants are ultimately exercised) following the closing and up to an additional 9,000,000 shares that may be issued if certain targets are met subsequent to the closing. These shares are being registered and, while a majority are subject to lock-up agreements, a portion will be freely saleable immediately after the consummation of the merger. In addition, in the event that the merger with IXI is approved, 1,000,000 of ITAC’s common stock will be issued to Southpoint Masterfund LP as compensation for entering into a loan agreement with IXI and 400,000 of ITAC’s common stock will be issued to certain stockholders of IXI, Landa Ventures, Ltd. and the Gemini Funds, as compensation for guaranteeing IXI’s $8.0 million credit facility with Bank Leumi Le’Israel Ltd. Further, in the event that the merger with IXI is approved, Southpoint will have the option to convert all or a portion of the debt outstanding pursuant to IXI’s loan agreement with Southpoint into shares of ITAC’s stock at a conversion price of $5.50 per share of ITAC’s stock. 3,636,364 shares of ITAC common stock would be issuable to Southpoint if it elects to convert 100% of the outstanding debt, together with additional shares issuable upon the conversion of any accrued interest thereon assuming that the full principal amount of the debt is outstanding at the date of such conversion. Certain stockholders of IXI, Landa and the Gemini Funds, who guaranteed IXI’s $8.0 million credit facility with Bank Leumi Le’Israel Ltd. will also have a similar option to convert all or a portion of the amounts outstanding under such credit facility (including accrued interest thereon) in the event that such stockholders elect to assume such amounts and the merger with IXI is approved. 1,454,545 shares of ITAC common stock would be issuable to such stockholders if they elect to convert 100% of the outstanding debt, together with additional shares issuable upon the conversion of (i) any accrued interest thereon assuming that the full principal amount of such debt is outstanding on the date of such conversion (ii) any accrued but unpaid payments due to Landa and the Gemini Funds in consideration for their guarantee of such debt. IXI has agreed to pay to Landa and the Gemini Funds a fee equal to the difference between the interest paid to Bank Leumi Le’Israel Ltd. and the amount of interest that IXI would have paid to Bank Leumi Le’Israel Ltd. if IXI’s credit facility bore interest at the rate prescribed in IXI’s bridge loan agreement with Southpoint. The shares that Southpoint and such IXI stockholders receive pursuant to the loan agreement and the IXI stockholders’ guarantee or assumption of the Bank Leumi Le’Israel Ltd. will become subject to lock-up agreements and will also be entitled to certain registration rights after the expiration of such lock-up agreements. As a result, the number of shares available for sale will increase immediately upon consummation of the merger and again as shares under the lock-up agreements are released. In addition, 30,000 shares of ITAC common stock will be issuable upon consummation of the merger to certain private placement agents in connection with IXI’s bridge loan. Furthermore, 36,000 shares of ITAC common stock will be issuable upon consummation of the merger to certain financial institutions providing advisory services to IXI. Increases in the number of freely tradable shares may adversely impact the market price of ITAC’s stock.

ITAC’s working capital would be reduced if ITAC stockholders exercise their right to convert their shares into cash, IXI’s bridge lenders refuse to convert IXI’s outstanding indebtedness into shares of ITAC common stock or IXI stockholders exercise their appraisal rights. This would reduce ITAC’s cash reserve after the merger.

Pursuant to ITAC’s amended and restated certificate of incorporation, holders of shares issued in the IPO may vote against the merger and demand that ITAC convert their shares, calculated as of two business days prior to the consummation of the merger, into a pro rata share of the trust account where a substantial portion of the net proceeds of the IPO are held, including all interest earned thereon. ITAC and IXI will not consummate the merger if holders of 1,263,600 or more shares of common stock issued in the IPO exercise these conversion rights. To the extent the merger is consummated and holders have demanded to so convert their shares, there will be a corresponding reduction in the amount of funds available to the combined company following the merger. As of December 31, 2006, assuming the merger with IXI is approved, the maximum amount of funds that could be disbursed to ITAC’s stockholders upon the exercise of their conversion rights is approximately $6,934,567, or 20% of the funds then held in the trust account. If the funds made available to the combined company are so reduced and the lenders under IXI’s existing bridge financing arrangements, within 365 days from the consummation of the merger, do not exercise their rights to convert outstanding indebtedness into shares of ITAC common stock and instead demand repayment in cash at the end of the 365 days, then the aggregate amounts paid to holders of shares issued in the IPO and to IXI’s bridge lenders could exceed the total amount currently held in ITAC’s trust account and the working capital available to the combined company would be substantially limited. Additionally, the IXI stockholders who have not voted in favor of the merger have appraisal rights under Delaware law. If exercised, these persons are entitled to a cash payment for the fair value of their shares at the time of the merger. Any payment upon exercise of conversion rights will reduce ITAC’s cash after the merger, which may limit its ability to implement our business plan.

ITAC’s outstanding warrants may be exercised in the future, which would increase the number of shares eligible for future resale in the public market and result in dilution to ITAC’s stockholders. This might substantially decrease the market price of the common stock.

Outstanding redeemable warrants to purchase an aggregate of 12,636,000 shares of common stock issued in the IPO will be exercisable after the consummation of the merger. There will also be outstanding after the merger those options and warrants which ITAC will assume in connection with the merger, provided that the holders of such IXI options or warrants do not exercise them prior to closing IXI. Although ITAC cannot determine at this time which of these IXI options and warrants will ultimately be exercised, it is reasonable to assume that such IXI options and warrants will be exercised only if the exercise price is below the market price of ITAC’s common stock. In connection with the provision of advisory services to IXI and conditional on the closing of the merger, certain financial institutions will be entitled to receive warrants to purchase up to 100,000 shares of ITAC common stock at an exercise price of $5.00, expiring in 2009. To the extent they are exercised, additional shares of ITAC’s common stock will be issued that will be eligible for resale in the public market, which will result in dilution to ITAC’s stockholders. Furthermore, if each of Southpoint or the stockholders guaranteeing the Bank Leumi Le’Israel Ltd. debt facility convert 50% or more of its respective debt facility, it will be entitled to receive warrants to purchase ITAC common stock at an exercise price of $5.00 expiring in 2009, up to a total of 1,000,000 warrants which warrants will be identical to ITAC’s currently outstanding public warrants.

If ITAC stockholders fail to vote or abstain from voting on the merger with IXI, they may not exercise their conversion rights to convert their shares of common stock of ITAC into a pro rata portion of the trust account as of the record date.

ITAC stockholders holding shares of ITAC common stock issued in ITAC’s IPO who affirmatively vote against the merger may, at the same time, demand that ITAC convert their shares into a pro rata portion of the trust account, calculated as of two business days prior to the anticipated date of the consummation of the merger. ITAC stockholders who seek to exercise this conversion right must affirmatively vote against the merger, hold their shares through the effective time of the merger and then tender their stock certificate to ITAC. Any ITAC stockholder who fails to vote or who abstains from voting on the merger may not exercise his or her conversion rights and will not receive a pro rata portion of the trust account for conversion of his or her shares.

An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to be practically worthless.

No warrant will be exercisable and ITAC will not be obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrant is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, ITAC has agreed to use its best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, ITAC cannot assure you that it will be able to do so, and if it does not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants, such warrants may go unredeemed and ITAC will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, ITAC will have no obligation to net cash settle or cash settle the warrants, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless.

An investor will only be able to exercise a warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and ITAC will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of common stock upon an exercise and the holder will be precluded from exercise of the warrant. At the time that the warrants become exercisable (following our completion of a business combination), ITAC expects to either become listed on a national securities exchange, which would provide an exemption from registration in every state, or it would register the warrants in every state (or seek another exemption from registration in such states). Accordingly, ITAC believes holders in every state will be able to exercise their warrants as long as the prospectus relating to the common stock issuable upon exercise of the warrants is current. However, ITAC cannot assure you of this fact. As a result, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

If ITAC stockholders fail to vote or abstain from voting on the merger, they may not exercise their conversion rights to convert their shares common stock of ITAC into a pro rata portion of the trust account as of the record date.

ITAC stockholders holding shares of ITAC common stock issued in ITAC’s IPO who vote against the merger may, at the same time, demand that ITAC convert their shares into a pro rata portion of the trust account as of the record date. ITAC stockholders who seek to exercise this conversion right must affirmatively vote against the merger. Any ITAC stockholder who fails to vote or who abstains from voting on the merger may not exercise his conversion rights and will not receive a pro rata portion of the trust account for conversion of his shares.

If ITAC is unable to obtain a listing of its securities on Nasdaq, it may be more difficult for ITAC’s stockholders to sell their securities.

The units, common stock and warrants are currently traded in the over-the-counter market and quoted on the OTCBB. We have applied for listing on Nasdaq. Generally, Nasdaq requires that a company applying for listing on the Nasdaq Global Market have stockholders’ equity of not less than $5.0 million or a market value of listed securities of $50 million or net income from continuing operations of not less than $750,000, at least 1,000,000 publicly held shares, and a minimum bid price of $4.00 with over 300 round lot stockholders. There is no assurance that such listing will be obtained and listing is not a condition to closing the merger. If we are unable to obtain a listing or approval of trading of its securities on Nasdaq, then it may be more difficult for its stockholders to sell their securities.

ITAC’s current directors and executive officers own shares of common stock and warrants and have other interests in the merger that are different from yours. If the merger is not approved, the securities held by them will become worthless. Consequently, they may have a conflict of interest in determining whether particular changes to the business combination with IXI or waivers of the terms thereof are appropriate.

All of ITAC’s officers and directors own stock in ITAC, which they purchased prior to its IPO. Additionally, such persons purchased 1,300,000 warrants in the aftermarket after ITAC’s IPO. ITAC’s executives and directors are not entitled to receive any of the cash proceeds that may be distributed upon its liquidation with respect to shares they acquired prior to ITAC’s IPO. Therefore, if the merger is not approved and ITAC is subsequently forced to liquidate, such shares held by the officers and directors will be worthless, as will the warrants, which cannot be sold by them prior to the consummation of the merger. Israel Frieder, ITAC’s chairman of the board and chief executive officer, will also have a continuing relationship with ITAC following the merger and an entity he controls will receive compensation from ITAC. In addition, if ITAC liquidates prior to the consummation of a business combination, ITAC’s directors will be personally liable to pay debts and obligations, if any, to vendors and other entities that are owed money by ITAC for services rendered or products sold to or contracted for ITAC, or to any target business, to the extent such debts and obligations are not covered by ITAC’s assets, excluding amounts in the trust account.

These personal and financial interests of ITAC’s directors and officers may have influenced their decision to approve ITAC’s business combination with IXI. In considering the recommendations of ITAC’s board of directors to vote for and support the merger and other proposals, you should consider these interests. Additionally, the exercise of ITAC’s directors’ and officers’ discretion in agreeing to changes or waivers in the terms of the business combination may result in a conflict of interest when determining whether such changes or waivers are appropriate and in ITAC’s stockholders’ best interest.

If ITAC is unable to complete a business combination by July 19, 2007 and is forced to dissolve and liquidate, third parties may bring claims against ITAC and as a result, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders could be less than $5.49 per share.

If ITAC is unable to complete a business combination by July 19, 2007 and is forced to dissolve and liquidate, third parties may bring claims against ITAC. Although ITAC has obtained waiver agreements from the vendors and service providers it has engaged and owe money to it, and the prospective target businesses it has negotiated with, whereby such parties have waived any right, title, interest or claim of any kind they may have in or to any monies held in the trust fund, there is no guarantee that they will not seek recourse against the trust fund notwithstanding such agreements. Furthermore, there is no guarantee that a court would uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of ITAC’s public stockholders. If ITAC is forced to liquidate before the completion of a business combination and distribute the proceeds held in trust to its public stockholders, ITAC’s directors will be personally liable to pay debts and obligations, if any, to vendors and other entities that are owed money by ITAC for services rendered or products sold to ITAC, or to any target business, to the extent such creditors bring claims that would otherwise require payment from moneys in the trust account. However, ITAC cannot assure you that they will be able to satisfy those obligations. Since ITAC has obtained the above-mentioned waiver agreements,

ITAC believes the likelihood of such individuals having any such obligations is minimal. Nevertheless, ITAC cannot assure you that the per-share distribution from the trust fund, if it liquidates, will not be less than $5.49, plus interest, due to claims of creditors.

Additionally, if ITAC is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in ITAC’s bankruptcy estate and subject to the claims of third parties with priority over the claims of ITAC’s stockholders. To the extent any bankruptcy claims deplete the trust account, ITAC cannot assure you it will be able to return to its public stockholders at least $5.49 per share.

If ITAC does not consummate a business combination by July 19, 2007 and is forced to dissolve and liquidate, payments from the trust account to its public stockholders may be delayed.

If ITAC does not consummate a business combination by July 19, 2007, it will dissolve and liquidate. ITAC currently believes that, promptly after such date, the following will occur:

•	ITAC’s board of directors will convene and adopt a specific plan of dissolution and liquidation, which it will then vote to recommend to its stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and liquidation as well as the board’s recommendation of such plan;
•	ITAC will promptly file a preliminary proxy statement with the Securities and Exchange Commission;
•	if the Securities and Exchange Commission does not review the preliminary proxy statement, then, 10 days following the filing of such preliminary proxy statement, ITAC will mail definitive proxy statements to stockholders, and 10-20 days following the mailing of such definitive proxy statements, ITAC will convene a meeting of stockholders, at which they will either approve or reject the plan of dissolution and distribution; and
•	if the Securities and Exchange Commission does review the preliminary proxy statement, ITAC currently estimates that it will receive their comments 30 days after the filing of such proxy statement. ITAC would then mail the definitive proxy statement to stockholders following the conclusion of the comment and review process (the length of which ITAC cannot predict with any certainty, and which may be substantial) and ITAC will convene a meeting of stockholders at which they will either approve or reject the plan of dissolution and distribution.

ITAC expects that all costs associated with the implementation and completion of the plan of dissolution and liquidation will be funded by any remaining net assets not held in the trust account, although ITAC cannot assure you that there will be sufficient funds for such purpose. If such funds are insufficient, ITAC anticipates either management will advance the funds necessary to complete such dissolution and liquidation (currently anticipated to be no more than approximately $50,000) or ITAC will be dissolved by court order.

The foregoing procedures may result in substantial delays in the liquidation and the distribution to public stockholders of the funds in the trust account and any remaining net assets as part of the plan of dissolution and liquidation.

ITAC stockholders may be held liable for claims by third parties against ITAC to the extent of distributions received by them.

If ITAC is unable to complete a business combination by July 19, 2007, it will dissolve and liquidate pursuant to Section 275 of the DGCL. Under Sections 280 through 282 of the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Pursuant to Section 280, if the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although ITAC will seek stockholder approval to liquidate the trust account to its public stockholders as part of its plan of dissolution and liquidation, it does not intend to comply with those procedures. In the event the board of directors recommends, and stockholders approve, a plan of dissolution and liquidation where it is subsequently determined that the reserve for claims and liabilities was insufficient, stockholders who received a return of funds could be liable for claims made by creditors.

Because ITAC will not be complying with the foregoing provisions, Section 281(b) of the DGCL requires us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, ITAC would be required to provide for any creditors known to it at that time or those that it believes could potentially have claims to bring against ITAC within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. However, because ITAC is a blank check company, rather than an operating company, and its operations have been limited to searching for prospective target businesses to acquire, ITAC believes the only likely claims to arise would be from vendors and service providers to whom ITAC owes money to and potential target businesses, all of whom ITAC has received agreements waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, ITAC believes the claims that could be made against ITAC will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. Nevertheless, such agreements may or may not be enforceable. As such, stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution (but no more than the amount of such distributions) and any liability of ITAC’s stockholders may extend well beyond the third anniversary of such dissolution.

Additionally, if ITAC is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it which is not dismissed, any distributions received by stockholders in the dissolution could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by ITAC’s stockholders in ITAC’s dissolution. Furthermore, because ITAC intends to distribute the proceeds held in the trust account to its public stockholders as soon as possible after its dissolution, this may be viewed or interpreted as giving preference to ITAC’s public stockholders over any potential creditors with respect to access to or distributions from ITAC’s assets. Furthermore, ITAC’s board of directors may be viewed as having breached their fiduciary duties to its creditors or may have acted in bad faith, and thereby exposing itself and ITAC to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors or complying with certain provisions of the DGCL with respect to ITAC’s dissolution and liquidation. We cannot assure you that claims will not be brought against ITAC for these reasons.

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

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Securitiy Holders

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

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2007:
First Quarter*	6.90	6.10	5.53	5.30	0.62	0.40
2006:
Fourth Quarter	6.50	5.75	5.54	5.20	0.56	0.25
Third Quarter	6.31	5.77	5.27	5.10	0.56	0.32
Second Quarter	6.93	6.17	5.45	5.21	0.80	0.48
First Quarter	7.30	5.86	5.52	5.05	0.91	0.43
2005:
Fourth Quarter	6.22	5.55	5.12	4.95	0.63	0.34
Third Quarter	6.10	5.70	5.05	4.80	0.61	0.50

*	Through March 23, 2007

Holders

As of March 23, 2007, there was one holder of record of our units, five holders of record of our common stock and one holder of record of our warrants.

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

We paid a total of $3,033,000 in underwriting discounts and commissions and approximately $910,000 for other costs and expenses related to the offering, including $360,000 for the underwriters' non-accountable expense allowance of 1% of the gross proceeds. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from the offering were approximately $33,965,000, of which $32,955,360 was deposited into a trust fund and the remaining proceeds (approximately $1,010,000) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $1,717,475 in interest through December 31, 2006.

Item 6. Management's Discussion and Analysis or Plan of Operation

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

Net income of $216,234 for the fiscal year ended December 31, 2006 consisted of $967,903 of interest income on the trust account offset by general and administrative expenses of $683,507 and tax provision of $68,162.

Net income of $184,518 for the period February 22, 2005 (inception) to December 31 2005 consisted of $424,305 of interest income on the trust account offset by general and administrative expenses of $143,787 and tax provision of $96,000.

Net income of $400,752 for the period February 22, 2005 (inception) to December 31 2006 consisted of $1,392,208 of interest income on the trust account offset by general and administrative expenses of $827,294 and tax provision of $164,162.

We consummated our initial public offering on July 19, 2005. We sold 6,318,000 units in the offering, including 318,000 units pursuant to the over-allotment option, for $6.00 per unit. Each unit consisted of one share of common stock and two warrants. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing after the completion of a business combination, and expiring July 11, 2009. Under the terms of the warrant agreement governing the terms of the warrants between us and Continental Stock Transfer & Trust Company, as warrant agent, we are required to use our best efforts to register these warrants and maintain such registration. After evaluating our financial statement treatment with respect to the accounting for derivative financial instruments pursuant to FASB’s Emerging Issues Task Force Issue No. 00-19, we entered into a clarification agreement, dated November 13, 2006, with Continental Stock Transfer & Trust Company. The clarification agreement made explicit that, effective as of the date of our initial public offering, we are not obligated to pay cash or other consideration to the holders of warrants or otherwise “net-cash settle” any warrant exercise if we are unable to deliver securities pursuant to the exercise of a warrant because a registration statement under the Securities Act of 1933, as amended, with respect to the common stock is not effective. The clarification agreement clarifies that net-cash settlement was never intended to be a remedy for registered warrant holders, based on the intent of the parties as set forth in the warrant agreement and our final prospectus for our initial public offering. Such clarification is entirely consistent with the terms of the warrant agreement and the disclosure contained in our prospectus. Based on the foregoing, we believe our accounting of our warrants as permanent equity is fully justified and supported.

$32,955,360 of the net proceeds of our initial public offering are in trust, with the remaining net proceeds of $1,010,000 to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We have used substantially all of the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select the target business, and structure, negotiate and consummate the business combination. We intend to utilize our capital stock to effect a business combination. The proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business. At December 31, 2006, we had cash outside of the trust fund of $231,531 and total liabilities of $191,510, leaving us with working capital of $40,021. We believe that we have sufficient available funds outside of the trust fund to operate through July 19, 2007, assuming that a business combination is not consummated during that time.

We are obligated to pay to A.F. Services a monthly fee of $7,500 for general and administrative services. In addition, in February and May 2005, our directors advanced an aggregate of $83,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. These amounts were repaid in July 2005 out of proceeds of our initial public offering.

In connection with our initial public offering, we issued an option, for $100, to EarlyBirdCapital, Inc. to purchase 300,000 units at an exercise price of $7.50 per unit, with each unit consisting of one share of common stock and two warrants. The warrants underlying such units are exercisable at $6.25 per share. We accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the initial public offering resulting in a charge directly to stockholders’ equity. We estimated that the fair value of this option was approximately $660,000 ($2.20 per unit) using a Black-Scholes option pricing model. The fair value of this option granted to EarlyBirdCapital was estimated as of the date of grant using the following assumptions: (1) expected volatility of 44.5%, (2) risk- free interest rate of 3.8% and (3) expected life of 5 years. The option may be exercised for cash or on a “cashless” basis at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. On November 13, 2006, in connection with the clarification agreement with respect to our warrants discussed above, we similarly clarified the terms of the options granted to EarlyBirdCapital. In doing so, we clarified, as of the date of our initial public offering, that (i) if we are unable to deliver any securities pursuant to the exercise of the options, we will have no obligation to pay such holder any cash or otherwise “net cash settle” the option or the warrants underlying the option and (ii) there was no specified liability for our failure to satisfy its registration requirements. As discussed above, the foregoing clarification was based on the disclosure set forth in the warrant agreement and the final prospectus. Such clarification is entirely consistent with the terms of the warrant agreement and the disclosure contained in our prospectus. Based on the foregoing, we believe our accounting of the option as permanent equity is fully justified and supported.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(A) of the Exchange Act

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Israel Frieder	57	Chairman of the Board and Chief Executive Officer
Glen Shear	48	Chief Financial Officer, Secretary and Director
Dael Schnider	33	Executive Vice President and Director
Victor Halpert	47	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2006, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In September 2005, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to Israel Technology Acquisition Corp., 7 Gush Etzion, 3rd Floor, Givaat Shmuel, Israel 54030, Attn: Corporate Secretary.

Corporate Governance

We currently do not have audit or nominating committees. Upon consummation of our proposed business combination with IXI, we will form such committees. For a complete discussion of our corporate governance following the proposed business combination, see our filings referred to above under “Recent Developments.”

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 23, 2007 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and
•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
Israel Frieder	450,000	(2)	5.8%
Glen Shear	450,000	(2)	5.8%
Dael Schnider	450,000	(2)	5.8%
Victor Halpert	150,000	(3)	1.9%
Andrew M. Weiss(6)	518,000	(7)	6.6%
All directors and executive officers as a group (four individuals)	1,500,000	(8)	19.2%

(1)	Unless otherwise indicated, the business address of each of the following is 7 Gush Etzion, 3rd Floor, Givaat Shmuel, Israel 54030.
(2)	Does not include 390,000 shares of common stock issuable upon exercise of warrants that are not currently exercisable and will not become exercisable within 60 days.
(3)	Does not include 130,000 shares of common stock issuable upon exercise of warrants that are not currently exercisable and will not become exercisable within 60 days.
(4)	The business address of Fir Tree, Inc. is 535 Fifth Avenue, 31st Floor, New York, New York 10017.
(5)	Represents (i) 401,492 shares of common stock held by Sapling, LLC and (ii) 202,408 shares of common stock held by Fir Tree Recovery Master Fund, L.P. Fir Tree, Inc. is the investment manager of both entities. The foregoing information was derived from a Schedule 13G filed with the SEC on September 23, 2005.
(6)	The business address of Mr. Weiss is 29 Commonwealth Avenue, 10th Floor, Boston, Massachusetts 02116.
(7)	Represents (i) 337,012 shares of common stock held by Weiss Asset Management LLC and (ii) 180,988 shares of common stock held by Weiss Capital LLC. Andrew Weiss controls these entities. The foregoing information was derived from a Schedule 13G filed with the SEC on February 5, 2007.
(8)	Does not include 1,300,000 shares of common stock issuable upon exercise of warrants held by our officers and directors that are not currently exercisable and will not become exercisable within 60 days.

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

Item 12. Certain Relationships and Related Transactions, and Director Independence

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

Each of our Founders also entered into a letter agreement with us and EarlyBirdCapital pursuant to which, among other things:

•	each agreed to vote all Founder Shares owned by him in accordance with the majority of the IPO Shares if we solicit approval of our stockholders for a business combination;
•	if we fail to consummate a business combination by July 19, 2007, each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;
•	each waived any and all rights he may have to receive any distribution of cash, property or other assets as a result of such liquidation with respect to his Founder Shares;
•	each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;
•	each agreed that we could not consummate any business combination which involves a company which is affiliated with any of the Founders unless we obtain an opinion from an independent investment banking firm reasonably acceptable to EarlyBirdCapital that the business combination is fair to our stockholders from a financial perspective;
•	each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to the consummation of our business combination; and
•	each agreed that he and his affiliates will not be entitled to receive or accept a finder’s fee or any other compensation in the event he or his affiliates originate a business combination.

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

Independence of Directors

In anticipation of being listed on the Nasdaq Capital Market, we will adhere to the rules of Nasdaq in determining whether a director is independent. Our board of directors also will consult with our counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The Nasdaq listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment. Nasdaq requires that a majority of the board of directors be independent. Currently, Victor Halpert is our only director that would be considered independent.

Item 13. Exhibits, List and Reports on Form 8-K

(a)	The following Exhibits are filed as part of this report.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	By-laws.(1)
4.1	Specimen Unit Certificate.(1)
4.2	Specimen Common Stock Certificate.(1)
4.3	Specimen Warrant Certificate.(1)
4.4	Form of Unit Purchase Option granted to EarlyBirdCapital, Inc. and its designees(2)
4.5	Form of Warrant Agreement between Continental Stock Transfer Trust Company and the Registrant.(1)
4.6	Warrant Clarification Agreement, dated November 13, 2006, between the Registrant and Continental Stock Transfer & Trust Company.(6)
4.7	Amendment to Unit Purchase Options, dated September 14, 2006, between the Registrant and the holders of Unit Purchase Options.(6)
10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Israel Frieder.(1)
10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Glen Shear.(1)
10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Dael Schnider.(1)
10.4	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Victor Halpert.(1)
10.5	Form of Investment Management Trust Agreement between Continental Stock Transfer Trust Company and the Registrant.(1)
10.6	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer Trust Company and the Founders.(1)
10.7	Form of Letter Agreement between A.F. Services Ltd. and Registrant regarding administrative support.(1)

Exhibit No.	Description
10.8	Promissory Note, dated February 28, 2005, issued to each of Israel Frieder, Glen Shear, Dael Schnider and Victor Halpert.(1)
10.9	Registration Rights Agreement among the Registrant and the Founders.(1)
10.10	Warrant Purchase Agreement among each of Israel Frieder, Glen Shear, Dael Schnider and Victor Halpert and EarlyBirdCapital, Inc.(1)
10.11	Letter agreement, dated July 13, 2005, from each of Israel Frieder, Glen Shear, Dael Schnider and Victor Halpert to the Registrant.(1)
10.12	Merger Agreement dated February 28, 2006, among the Registrant IXI Mobile, Inc. and ITAC Acquisition Subsidiary Corp.(3)
10.13	Form of Stockholder Lock-Up Agreement to be executed by certain stockholders of IXI Mobile, Inc.(3)
10.14	Form of Executive Lock-Up Agreement to be executed by certain executive officers of IXI Mobile, Inc.(3)
10.15	Form of Registration Rights Agreement to be executed by the Registrant and certain stockholders of IXI Mobile, Inc.(3)
10.16	Personal Employment Agreement effective January 1, 2006, between IXI Mobile (RD) Ltd. and Gideon Barak.(3)
10.17	Addendum to Employment Agreement between IXI Mobile (RD) Ltd. and Gideon Barak dated February 28, 2006.(3)
10.18	Employment Agreement effective March 1, 2001, between IXI Mobile, Inc. and Amit Haller, together with addenda thereto effective June 1, 2001 and January 1, 2006.(3)
10.19	Addendum to Employment Agreement between IXI Mobile, Inc. and Amit Haller dated February 28, 2006.(3)
10.20	Amendment to Investment Management Trust Agreement, dated April 4, 2006, between the Registrant and Continental Stock Transfer & Trust Company.(4)
10.21	Loan Agreement, dated as of June 19, 2006, by and among IXI Mobile (RD) Ltd., IXI Mobile, Inc. and the lenders named therein.(5)
10.22	Certification, executed June 20, 2006 and effective June 19, 2006, by the Registrant to Southpoint Master Fund LP.(5)
10.23	Certification, executed June 20, 2006 and effective June 19, 2006 by the Registrant to Gemini Israel Funds, Landa Ventures Ltd. and the investors named therein.(5)
10.24	Letter Agreement, executed June 20, 2006 and effective June 19, 2006 by and among IXI Mobile, Inc, IXI Mobile (R&D) Ltd. Gemini Israel Funds and Landa Ventures.(5)
10.25	First Amendment to the Loan Agreement, dated as of June 26, 2006, by and among IXI Mobile (R&D) Ltd., IXI Mobile, Inc. and Southpoint Master Fund LP.(5)
10.26	Management Services Agreement, dated April 11, 2006, between the Registrant and A.A. Pearl Investments Ltd.(2)
10.27	Advisory Agreement, dated November 15, 2005, between IXI Mobile, Inc. and Andre Dahan.(2)
10.28	Finder Agreement, dated November 6, 2005, between the Registrant and Itzhak Wulkan Ventures Ltd.(2)
10.29	Second Amendment to Loan Agreement dated December 5, 2006, by and among IXI Mobile (RD) Ltd., IXI Mobile, Inc. and the lenders named therein.(7)
10.30	Certification dated December 7, 2006, by the Registrant to Southpoint Master Fund LP.(7)
10.31	First Amendment to Agreement and Plan of Merger, dated as of December 8, 2006, by and among the Registrant, ITAC Acquisition Subsidiary Corp. and IXI Mobile, Inc.(8)
10.32	First Amendment to Letter Agreement, executed December 21, 2006, by and among IXI Mobile, Inc, IXI Mobile (R&D) Ltd. Gemini Israel Funds and Landa Ventures.(9)
10.33	Certification dated December 21, 2006, by the Registrant to Gemini Israel Funds and Landa Ventures.(9)
10.34	Second Amendment to Agreement and Plan of Merger, dated as of December 8, 2006, by and among the Registrant, ITAC Acquisition Subsidiary Corp. and IXI Mobile, Inc.(10)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-123331).
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (SEC File No. 333-136092).
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 28, 2006 and filed with the SEC on March 1, 2006.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 4, 2006 and filed with the SEC on April 4, 2006.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 20, 2006 and filed with the SEC on June 26, 2006.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 14, 2006 and filed with the SEC on September 15, 2006.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 5, 2006 and filed with the SEC on December 11, 2006.
(8)	Incorporated by reference to Amendment No. 2 to the Registrant’s Current Report on Form 8-K dated February 28, 2006 and filed with the SEC on December 12, 2006.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 21, 2006 and filed with the SEC on December 26, 2006.
(10)	Incorporated by reference to Amendment No. 3 to the Registrant’s Current Report on Form 8-K dated February 28, 2006 and filed with the SEC on January 5, 2007.

Item 14. Principal Accounting Fees and Srevices

In September 2005, we engaged the firm of Brightman Almagor & Co. (“Brightman”), a member firm of Deloitte Touche Tohmatsu, to act as our principal accountant. We had previously engaged Marcum & Kliegman LLP to act as our principal accountant in connection with our initial public offering. The following is a summary of fees paid to our principal accountants for services rendered during 2005 and 2006.

Audit Fees

During the fiscal year ended December 31, 2006, we paid our principal accountant $27,000 for the services they performed in connection with the review of our Quarterly Reports on Form 10-QSB.

During the fiscal year ended December 31, 2005, we paid our principal accountant $28,500 for the services they performed in connection with our initial public offering, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2005, and $30,000 in connection with the review of our Quarterly Reports on Form 10-QSB.

Audit-Related Fees

During 2005 and 2006, our principal accountants did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During 2005 and 2006, our principal accountants did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2006, we paid our principal accountant $11,748 for services they preformed in connection with the 8K filed and S-4 filed with the SEC, there were no other fees billed for products and services provided by the principal accountants other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A Development Stage Enterprise)

FINANCIAL STATEMENTS
as of December 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
ISRAEL TECHNOLOGY ACQUISITION CORP.
(A Development Stage Enterprise)

We have audited the accompanying balance sheet of Israel Technology Acquisition Corp. (a development stage enterprise) (“the Company”) as of December 31, 2006 and 2005, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2006, for the period from February 22, 2005 (date of inception) to December 31, 2005, and from the period from February 22, 2005 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006, for the period from February 22, 2005 (date of inception) to December 31, 2005, and from the period from February 22, 2005 (date of inception) to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company will face a mandatory liquidation in the event it does not consummate a business combination prior to July 29, 2007.These conditions raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Brightman Almagor & Co.
Brightman Almagor & Co.
Certified Public Accountants
A member firm of Deloitte Touche Tohmatsu

Tel-Aviv, Israel
March 25, 2007

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A Development Stage Enterprise)

BALANCE SHEET

	December 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$231,531	$372,952
Short term deposit	—	500,000
Securities held in Trust Fund (Note 1)	34,672,835	33,472,678
Prepaid expenses	25,000	30,000
Total current assets	$34,929,366	$34,375,630
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued expenses	$191,510	$7,921
Income tax payable	—	96,000
Total current liabilities	191,510	103,921
Common stock, subject to possible conversion, 1,262,968 shares at conversion value (Note 1)	6,931,100	6,691,188
COMMITMENT AND CONTINGENCIES (Note 3)
STOCKHOLDERS' EQUITY (Notes 1 and 4)
Share capital:
Preferred Stock, $0.0001 par value - Authorized: 1,000,000 shares; none issued Common stock, $0.0001 par value - Authorized 30,000,000 shares, issued and outstanding 7,818,000 shares (which includes 1,262,968 subject to possible conversion)	656	656
Additional paid-in capital	27,405,347	27,395,347
Accumulated earnings during development stage	400,752	184,518
Total stockholders' equity	27,806,755	27,580,521
Total liabilities and stockholders' equity	34,929,366	$34,375,630
.

The accompanying notes are an integral part of the consolidated financial statements.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A Development Stage Enterprise)

STATEMENT OF OPERATIONS

	Year Ended December 31,	For the Period February 22, 2005 (Inception) to December 31,	For the Period February 22, 2005 (Inception) to December 31,
	2006	2005	2006
	Audited	Audited	Audited
General and administrative expenses	$683,507	$143,787	$827,294
Operating loss	(683,507)	(143,787)	(827,294)
Financial income, net	967,903	424,305	1,392,208
Net income before income taxes	284,396	280,518	564,914
Income taxes	(68,162)	(96,000)	(164,162)
Net income	$216,234	$184,518	$400,752
Basic and diluted net income per share	0.03	0.04	0.08
Weighted average number of common shares used in computing basic and diluted
Net income per share	6,555,032	4,889,098	5,219,348

The accompanying notes are an integral part of the consolidated financial statements.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Earnings During the Development Stage	Total Stockholders’ Equity
	Shares(1)	Amount
Common shares issued February 22, 2005 at $0.0167	1,500,000	$150	$24,850	$—	$25,000
Sale of 6,000,000 units, net of underwriters’ discount and offering expenses (include 1,199,400 shares subject to possible conversion)	6,000,000	600	32,238,542	—	32,239,142
Proceeds from issuance of option compensation	—	—	100	—	100
Allotment of 318,000 units, net of underwriters’ discount and offering expenses	318,000	32	1,719,505	—	1,719,537
Proceeds subject to possible conversion of 1,262,968 shares	(1,262,968)	(126)	(6,587,650)	—	(6,587,776)
Net income	—	—	—	184,518	184,518
Balance as of December 31, 2005	6,555,032	656	27,395,347	184,518	27,580,521
Reimbursement of issuance costs	—	—	10,000	—	10,000
Net income	—	—	—	216,234	216,234
Balance as of December 31, 2006	6,555,032	656 $	$27,405,347	$400,752	$27,806,755

(1)	Share amounts have been restated to reflect a stock dividend of one share of common stock for each outstanding share of common stock effected on April 14, 2005.

The accompanying notes are an integral part of the consolidated financial statements.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS

	Year Ended December 31,	For the Period February 22, 2005 (Inception) to December 31,
	2006	2005	2006
Cash flows from operating activities:
Net income	$216,234	$184,518	$400,752
Increase in prepaid expenses	5,000	(30,000)	(25,000)
Increase in accrued expenses and other current liabilities	87,589	103,921	191,510
Accumulated interest on cash held in trust	(960,244)	(413,906)	(1,374,150)
Net cash used in operating activities	(651,421)	(155,467)	(806,888)
Cash flows from investing activities:
Short term deposit	500,000	(500,000)	—
Cash held in trust fund	—	(32,955,360)	(32,955,360)
Net cash used in investing activities	500,000	(33,455,360)	(33,955,360)
Cash flows from financing activities:
Gross proceeds from issuance of common stock	—	37,908,056	37,908,056
Proceeds from notes payable, stockholders	—	83,000	83,000
Payment of notes payables, stockholders	—	(83,000)	(83,000)
Proceeds from issuance of shares of common stock	—	25,000	25,000
Proceeds from issuance of option	—	100	100
Reimbursement of issuance costs	10,000	—	10,000
Payment of deferred offering costs	—	(3,949,377)	(3,949,377)
Net cash provided by financing activities	10,000	33,983,779	33,993,779
Net change in cash and cash equivalents	(141,421)	372,952	231,531
Cash and cash equivalents at the beginning of the period	372,952	—	—
Cash and cash equivalents at the end of the period	$231,531	$372,952	$231,531

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

The Company’s ability to commence operations was contingent upon obtaining adequate financial resources through a proposed public offering (“Offering”), which was consummated on July 19, 2005. Substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business that has manufacturing operations or research and development facilities located in Israel (“Business Combination”). An aggregate of $32,955,360, including the funds received from the over allotment options, has been deposited in an interest-bearing trust account (“Trust Fund”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less and/or in any open ended investment company registered under the Investment Company Act of 1940 that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 promulgated under the Investment Company Act of 1940, as determined by the Company. The remaining net proceeds (not held in the Trust Fund) may be used to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 24 months from the consummation of the Offering. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering.

If the Company does not complete the business combination by July 19, 2007, the Company will be forced to dissolve and liquidate.

Note 2 — Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the U.S.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 2 — Significant Accounting Policies  – (continued)

Financial Statements in U.S. dollars

The reporting currency of the Company is the U.S. dollar (“dollar”). The dollar is the functional currency of the Company. Transactions and balances originally denominated in dollars are presented at their original amounts. Non-dollar transactions and balances are remeasured into dollars in accordance with the principles set forth in Statement of Financial Accounting Standards (“SFAS”) No. 52. All exchange gains and losses from translation of monetary balance sheet items resulting from transactions in non-dollar currencies are recorded in the statement of operations as they arise.

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

Basic and Diluted Net Income Per Share

Basic and diluted net Income per share are presented in conformity with SFAS No. 128 “Earnings per Share”. Basic and diluted net income per share have been computed using the weighted-average number of ordinary shares outstanding during the period.

Fair Value of Financial Instruments

The financial instruments of the Company consist mainly of cash and cash equivalents and short-term investments. In view of their nature, the fair value of the financial instruments included in working capital of the Company is usually identical or close to their carrying amounts.

Income Taxes

The Company accounts for income taxes, in accordance with the provisions of SFAS 109 “Accounting for Income Taxes,” under the liability method. Deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities at enacted tax rates in effect in the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 2 — Significant Accounting Policies  – (continued)

disclosures about fair value measurements. The measurement and disclosure requirements are effective for the company beginning in the first quarter of fiscal year 2008. The company is currently evaluating the impact that SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The company is currently evaluating the impact that SFAS No. 159 will have on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The company is still assessing the impacts of the adoption of FIN 48.

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

Note 4 — Shareholders' Equity

a. Common Stock

In February 2005, the Company issued 750,000 shares of common stock to the Initial Stockholders for $25,000 in cash, at a purchase price of approximately $0.033 per share. Effective April 14, 2005, the Company’s Board of Directors authorized a stock dividend of one share of common stock for each outstanding share of common stock, effectively lowering the purchase price to $0.0167 per share. Additionally, on April 14, 2005, the Company’s Board of Directors authorized an amendment to the Company’s Amended and Restated Certificate

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 4 — Shareholders' Equity  – (continued)

of Incorporation to increase the number of authorized shares of common stock to 30,000,000. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect these transactions.

b. Public Offering

On July 19, 2005, the Company sold 6,000,000 units (“Units”) in the Offering. On August 5, 2005 and August 25, 2005, the Company sold an additional 300,000 Units and 18,000 Units, respectively, pursuant to the over-allotment option. Each Unit was sold at an offering price of $6.00 per Unit generating total gross proceeds of $37,908,000. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business or July 12, 2006and expiring on July 11, 2009. The Warrants will be redeemable, upon prior written consent of the Representative, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, on in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed. In connection with this Offering, the Company paid the underwriters an underwriting discount of 8% of the gross proceeds of the Offering and a non-accountable expense allowance of 1% of the gross proceeds of the Initial Offering. The Company also issued an option, for $100, to the Representative to purchase 300,000 Units at an exercise price of $7.50 per Unit. The Units issuable upon exercise of the option are identical to the Units issued in the Offering except that the Warrants underlying such Units are exercisable at $6.25 per share. The Company will have no obligation to net cash settle the exercise of the option or the Warrants underlying the option. The holder of the option will not be entitled to exercise the option or the Warrants underlying the option unless a registration statement covering the securities underlying the option is effective or an exemption from registration is available. If the holder is unable to exercise the option or underlying Warrants, the option or Warrants, as applicable, will expire worthless.

The Company accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of this option is approximately $660,000 ($2.20 per unit) using a Black-Scholes option - pricing model.

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

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 5 — Transactions with Related Parties

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

Note 6 — Business Combination

On February 28, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with IXI Mobile, Inc. (“IXI”). A wholly owned subsidiary of the Company, formed to effectuate the merger by merging with and into IXI, is also a party to the Merger Agreement. As a result of the merger, IXI will be the surviving corporation and will become a wholly owned subsidiary of the Company. Upon consummation of the merger, the Company will change its name to IXI Mobile, Inc. and IXI will change its name to IXI Mobile (USA), Inc. IXI is a privately owned company founded in 2000 that delivers devices and services designed to improve mobile communications and increase mobile data usage. Its Ogo devices are designed to deliver popular messaging applications, such as instant messaging, email, news, and SMS on optimized devices, increasing data usage and enhancing the mobile experience. IXI markets its solutions to mobile operators and Internet service providers worldwide.

Pursuant to the Merger Agreement, immediately following the merger, the holders of equity interests of IXI (including holders of employee options and warrants to purchase IXI common stock) will own or have the right to acquire approximately 7.8 million shares of the Company’s common stock. As further consideration, the holders of equity interests of IXI will receive or have the right to acquire up to an additional 9.0 million shares of the Company’s common stock based on the combined company attaining various targets described in the Merger Agreement.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2007.

ISRAEL TECHNOLOGY ACQUISITION CORP.

By:	/s/ Israel Frieder

Israel Frieder
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Israel Frieder Israel Frieder	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 29, 2007
/s/ Glen Shear Glen Shear	Chief Financial Officer, Secretary and Director (Principal Accounting and Financial Officer)	March 29, 2007
/s/ Dael Schnider Dael Schnider	Executive Vice President and Director	March 29, 2007
/s/ Victor Halpert Victor Halpert	Director	March 29, 2007