Form 10QSB
period 2007-03-31
Israel Technology Acquisition Corp.
filed 2007-05-15
CIK 1319644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

(011) 972-3-532-5918
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

As of May 15, 2007, 7,818,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

		Page

Part I:	Financial Information:

	Item 1 -Financial Statements (Unaudited):

	Balance Sheet	3

	Statements of Operations	4

	Statement of Stockholders’ Equity	5

	Statement of Cash Flows	6

	Notes to Financial Statements	7

	Item 2 - Management’s Discussion and Analysis or Plan of Operation	11

	Item 3 - Controls and Procedures	13

Part II.	Other Information

	Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	14

	Item 6 - Exhibits	14

Signatures

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEET

	March 31,	December 31,
	2007	2006
	Unaudited	Audited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$176,746	$231,531
Cash held in Trust Fund	34,965,688	34,672,835
Prepaid expenses	12,500	25,000

Total current assets	$35,154,934	$34,929,366

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$230,556	$191,510

Total liabilities	230,556	191,510

Common stock , subject to possible conversion, 1,262,968 shares at conversion value	6,989,641	6,931,100

STOCKHOLDERS' EQUITY
Share capital:
Preferred Stock, $0.0001 par value - Authorized: 1,000,000 shares; none issued
Common stock, $0.0001 par value- Authorized 30,000,000 shares, issued and outstanding: 7,818,000 shares (which includes 1,262,968 subject to possible conversion)	656	656
Additional paid-in capital	27,405,347	27,405,347
Accumulated earnings during development stage	528,734	400,752

Total stockholders' equity	27,934,737	27,806,755

Total liabilities and stockholders' equity	$34,154,934	34,929,366

The accompanying notes are an integral part of the consolidated financial statements.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENERPRISE)
STATEMENT OF OPERATIONS

	Three months ended March 31,	Three months ended March 31,	For the period February 22, 2005 (inception) to March 31,
	2007	2006	2007
	Unaudited	Unaudited	Unaudited

General and administrative expenses	$76,355	$280,700	$903,649

Operating loss	(76,335)	(280,700)	(903,649)

Financial income, net	234,337	275,442	1,626,545

Net income ( loss) before income taxes	157,982	(5,258)	722,896

Income taxes	(30,000)	(29,396)	(194,162)

Net income (loss)	$127,982	$(34,654)	$528,734

Basic and diluted net income (loss) per share	$0.02	$(0.01)	0.1

Weighted average number of common shares used in computing basic and diluted net income per share	6,555,032	6,555,032	5,377,313

The accompanying notes are an integral part of the consolidated financial statements.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
				earnings
			Additional	during the	Total
	Common Stock		paid-in	development	stockholders'
	Shares (1)	Amount	capital	stage	equity

Common shares issued February 22,2005 at $0.0167	1,500,000	$150	$24,850	$-	$25,000

Sale of 6,000,000 units , net of underwriters’ discount and offering expenses (include 1,199,400 shares subject to possible conversion )	6,000,000	600	32,238,542	-	32,239,142

Proceeds from issuance of option compensation	-	-	100	-	100

Allotment of 318,000 units , net of underwriters’ discount and offering expenses	318,000	32	1,719,505	-	1,719,537

Proceeds subject to possible conversion of 1,262,968 shares	(1,262,968)	(126)	(6,587,650)	-	(6,587,776)

Net income	-	-	-	184,518	184,518

Balance as of December 31, 2005	6,555,032	656	27,395,347	184,518	$27,580,521

Reimbursement of issuance costs	-	-	10,000	-	10,000

Net income	-	-	-	216,234	216,234

Balance as of December 31, 2006	6,555,032	656 $	$27,405,347	$400,752	$27,806,755

Net income	-	-	-	127,982	127,982

Balance as of March 31, 2007	6,555,032	656 $	$27,405,347	$528,734	$27,934,737

(1)	Share amounts have been restated to reflect a stock dividend of one share of common stock for each outstanding share of common stock affected on April 14, 2005.

The accompanying notes are an integral part of the consolidated financial statements.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended March 31,	Three months ended March 31,	For the period February 22, 2005 (inception) to March 31,
	2007	2006	2007
	Unaudited	Unaudited	Unaudited
Cash flows from operating activities:
Net profit ( loss )	$127,982	$(34,654)	$528,734

Decrease ( increase) in other accounts receivable and prepaid expenses	12,500	15,000	(12,500)
Increase in accrued expenses	39,046	20,570	230,556
Accumulated interest on cash held in trust	(234,313)	(272,188)	(1,608,463)
Net cash used in operating activities	(54,785)	(271,272)	(861,673)

Cash flows from investing activities:
Decrease long term deposit	-	500,000	-
Cash held in trust fund	-	-	(32,955,360)
Net cash provided by ( used in ) investing activities	-	500,000	(32,955,360)

Cash flows from financing activities:
Gross proceeds from issuance of common stock	-	-	37,908,056
Proceeds from notes payable, stockholders	-	-	83,000
Payment of notes payables, stockholders	-	-	(83,000)
Proceeds from issuance of shares of common stock	-	-	25,000
Proceeds from issuance of option	-	-	100
Reimbursement of issuance costs	-	-	10,000
Payment of deferred offering costs	-	-	(3,949,377)
Net cash provided by financing activities	-	-	33,993,779

Net change in cash and cash equivalents	(54,785)	228,728	176,746
Cash and cash equivalents at the beginning of the period	231,531	372,952	-
Cash and cash equivalents at the end of the period	$176,746	$601,680	$176,746

The accompanying notes are an integral part of the consolidated financial statements.

ISRAEL TECHNOLOGY ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by Israel Technology Acquisition Corp. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2007 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2006 that are included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2007 (the "2006 10-KSB"). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2007.

2.	ORGANIZATION AND BUSINESS OPERATIONS

The Company was incorporated on February 22, 2005 as a blank check company whose objective is to acquire an operating business that has manufacturing operations or research and development facilities located in Israel.

The Company’s ability to commence operations was contingent upon obtaining adequate financial resources through a proposed public offering (“Offering”), which was consummated on July 19, 2005 and is discussed in Note 5. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business that has manufacturing operations or research and development facilities located in Israel (“Business Combination”). An aggregate of $32,955,360, including over allotment options, has been deposited in an interest-bearing trust account (“Trust Fund”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Fund) may be used to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company has signed a definitive agreement for the acquisition of a target business (see Note 6) and will submit such transaction for stockholder approval at a meeting to be held on June 5, 2007. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Shareholders”), have agreed to vote their 1,500,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

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

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination by July 19, 2007. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 5). If the Company does not complete the business combination by July 19, 2007, the Company will be forced to dissolve and liquidate.

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

At March 31, 2007, 13,536,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

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

The meeting to approve the merger with IXI is scheduled to take place on June 5, 2007. The Company anticipates consummating the merger promptly after receipt of stockholder approval at the meeting.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

We were formed on February 22, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business that has manufacturing operations or research and development facilities located in Israel.

We consummated our initial public offering on July 19, 2005. All activity from February 22, 2005 through July 19, 2005 related to our formation and our initial public offering. Beginning on July 19, 2005, we began searching for prospective target businesses to acquire.

On February 28, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with IXI Mobile, Inc. (“IXI”). As a result of the merger, IXI will become a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, immediately following the merger, the holders of equity interests of IXI (including holders of employee options and warrants to purchase IXI common stock) will own or have the right to acquire approximately 7.8 million shares of the Company’s common stock. As further consideration, the holders of equity interests of IXI will receive or have the right to acquire up to an additional 9.0 million shares of the Company’s common stock based on the combined company attaining various targets described in the Merger Agreement. The meeting to approve the merger with IXI is scheduled to take place on June 5, 2007. The Company anticipates consummating the merger promptly after receipt of stockholder approval at the meeting.

For the three months ended March 31, 2007, we had a net income of $127,982 derived from interest income of $234,337 offset by $30,000 for federal income taxes and $76,355 in G&A expenses

For the three months ended March 31, 2006, we had a net loss of $34,654 derived from interest income of $275,442 offset by $29,396 for federal income taxes and $280,700 in G&A expenses

For the period from February 22, 2005 (inception) to March 31, 2007, we had a net income of $528,734 derived from interest income of $1,626,545 offset by $194,162 for federal income taxes and 903,649 in G&A expenses.

In our initial public offering, we sold 6,318,000 units, including 318,000 units pursuant to the over-allotment option. Each unit consisted of one share of common stock and two warrants. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing after the completion of a business combination, and expiring July 11, 2009. Under the terms of the warrant agreement governing the terms of the warrants between us and Continental Stock Transfer & Trust Company, as warrant agent, we are required to use our best efforts to register these warrants and maintain such registration. After evaluating our financial statement treatment with respect to the accounting for derivative financial instruments pursuant to FASB’s Emerging Issues Task Force Issue No. 00-19, we entered into a clarification agreement, dated November 13, 2006, with Continental Stock Transfer & Trust Company. The clarification agreement made explicit that, effective as of the date of our initial public offering, we are not obligated to pay cash or other consideration to the holders of warrants or otherwise “net-cash settle” any warrant exercise if we are unable to deliver securities pursuant to the exercise of a warrant because a registration statement under the Securities Act of 1933, as amended, with respect to the common stock is not effective. The clarification agreement clarifies that net-cash settlement was never intended to be a remedy for registered warrant holders, based on the intent of the parties as set forth in the warrant agreement and our final prospectus for our initial public offering. Such clarification is entirely consistent with the terms of the warrant agreement and the disclosure contained in our prospectus. Based on the foregoing, we believe our accounting of our warrants as permanent equity is fully justified and supported.

Gross proceeds from our initial public offering (including from exercise of the underwriters’ over-allotment option) were $37,908,000. We paid a total of $3,033,000 in underwriting discounts and commissions, and approximately $910,000 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $33,965,000, of which $32,955,360 was deposited into the trust account. The remaining proceeds (approximately $1,010,000) became available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses. We have used substantially all of the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select the target business, and structure, negotiate and consummate the business combination. We intend to utilize our capital stock to effect the business combination with IXI. The proceeds held in the trust fund as well as any other available cash will be used to finance IXI’s operations. At March 31, 2007, we had cash outside of the trust fund of $176,746 and total liabilities of $230,556, leaving us with a negative working capital of $-53,810. We believe that we have sufficient available funds outside of the trust fund to operate through July 19, 2007, assuming that the business combination is not consummated during that time.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

PART II.

OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 19, 2005, we consummated our initial public offering of 6,000,000 Units. On August 5, 2005 and August 25, 2005, we consummated the sale of an additional 300,000 Units and 18,000 Units, respectively, that were subject to the underwriters’ over-allotment option. Each Unit consisted of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per Unit, generating total gross proceeds of $37,908,000. EBC was the managing underwriter in the offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-123331). The Securities and Exchange Commission declared the registration statement effective on July 12, 2005.

We paid a total of $3,033,000 in underwriting discounts and commissions, and approximately $910,000 has been paid for costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $33,965,000, of which $32,955,360 was deposited into the trust account and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

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

ISRAEL TECHNOLOGY ACQUISITION CORP.

Dated: May 15, 2007	By:	/s/ Israel Frieder
Israel Frieder
Chairman of the Board and Chief Executive Officer

By:	/s/ Glen Shear
Glen Shear
Chief Financial Officer and Secretary