Form 10-Q
period 2007-06-30
IXI Mobile, Inc.
filed 2007-08-20
CIK 1319644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

☐ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number 000-51259

IXI MOBILE, INC.
(Exact Name of Issuer as Specified in Its Charter)

Delaware	20-2374143
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1301 Shoreway Road, Suite 380, Belmont, CA 94002
(Address of Principal Executive Office)

(650) 551-0600
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐ No ☒

As of August 20, 2007, 15,937,732 shares of common stock, par value $.0001 per share, were issued and outstanding.

Page

Part I. Financial Information

Item 1 - Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets	2 - 3

Condensed Consolidated Statements of Operations	4

Condensed Statements of Changes in Stockholders' Deficiency	5

Condensed Consolidated Statements of Cash Flows	6 - 7

Notes to Condensed Consolidated Financial Statements	8 - 22

Item	2	-	Management’s Discussion and Analysis or Plan of Operation	23

Item	3	-	Quantitative and Qualitative Disclosures about Market Risk	53

Item	4	-	Controls and Procedures	54

Part II. Other Information

Item	2	-	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item	4	-	Submission of Matters to a Vote of Security Holders	55

Item	6	-	Exhibits	56

Signatures

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION COMPANY) AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	June 30,	December 31,
	2007	2006
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$31,602	$2,729
Restricted cash	168	269
Trade receivables	2,669	3,286
Other receivables and prepaid expenses	1,187	682
Vendor advance payments	5,986	3,947
Inventories, net	13,201	13,473

Total current assets	54,813	24,386

LONG-TERM ASSETS:
Severance pay fund	726	596
Long-term prepaid expenses	39	93
Property and equipment, net	513	429
Deferred debt and Merger costs	2,434	2,287
Other assets, net	-	62

Total long-term assets	3,712	3,467

Total assets	$58,525	$27,853

The accompanying notes are an integral part of the condensed consolidated financial statements.

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION COMPANY) AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	June 30,	December 31,
	2007	2006
	Unaudited
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Current maturities of long-term loans	$3,000	$-
Short-term bank credit	7,706	6,767
Short-term loan	5,000	-
Trade payables	2,466	3,159
Employees and payroll accruals	1,269	1,016
Deferred revenues	12,285	13,035
Other payables and accrued expenses	4,519	3,446
Liabilities of discontinued operations	2,470	2,431

Totalcurrent liabilities	38,715	29,854

LONG-TERM LIABILITIES:
Long-term loans, net of current maturities	3,000	-
Long-term convertible loan	23,441	20,000
Other long-term liabilities	20	-
Accrued severance pay	868	721

Total long-term liabilities	27,329	20,721

STOCKHOLDERS' DEFICIENCY:
Stock capital -
Common stock at June 30, 2007 and December 31, 2006 of $ 0.0001 par value - Authorized: 60,000,000; Issued and outstanding: 15,937,732 and 6,387,467 shares as of June 30, 2007 and December 31, 2006, respectively;	2 **	1
Additional paid-in capital*	112,036	68,714
Notes receivable	-	(110)
Accumulated deficit	(119,557)	(91,327)

Total stockholders' deficiency	(7,519)	(22,722)

Total liabilities and stockholders' deficiency	$58,525	$27,853

* Net of deferred stock compensation.
** Upon the Merger, the shares of IXI stock were canceled and converted into the Company's shares in a ratio of 1:0.15. All share information included in this report has been retroactively adjusted to reflect this conversion. All series of IXI shares, including IXI common stock, IXI series A, B, C, D and D-1 convertible preferred stock have been retroactively presented on as if converted basis into equivalent ITAC common shares.
The accompanying notes are an integral part of the condensed consolidated financial statements.

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION COMPANY) AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except share and per share data

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
	Unaudited

Revenues	$6,294	$5,468	$3,171	$3,729

Operating expenses:

Cost of revenues	7,173	6,356	4,062	4,096
Research and development, net	7,137	2,787	4,133	1,357
Selling and marketing	3,346	5,319	1,388	3,775
General and administrative	4,603	1,562	3,756	767

Totaloperating expenses	22,259	16,024	13,339	9,995

Operating loss	(15,965)	(10,556)	(10,168)	(6,266)
Financial expenses, net	(12,210)	(708)	(11,313)	(525)
Other income	-	13	-	-

Loss from continuing operations	(28,175)	(11,251)	(21,481)	(6,791)
Income (loss) from discontinued operations	(55)	488	(27)	514

Net loss	$(28,230)	$(10,763)	$(21,508)	$(6,277)

Basic and diluted net earnings (loss) per share of Common stock:

From continuing operations	$(10.77)	$(18.56)	$(4.64)	$(11.03)
From discontinued operations	(0.02)	0.71	(0.01)	0.75

Basic net loss per share	$(10.79)	$(17.85)	$(4.65)	$(10.28)

Weighted average number of shares of Common stock used in computing basic and diluted net earnings (loss) per share of Common stock	2,694,311	682,652	4,705,970	682,652

The accompanying notes are an integral part of the condensed consolidated financial statements.

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION COMPANY) AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY***

U.S. dollars in thousands, except share data

	Common stock			Additional paid-in	Notes	Accumulated
	Number		Amount	capital	receivable	deficit	Total

Balance at January 1, 2006	1,810,040	$	*	$61,964**	$(110)	$(68,675)	$(6,820)
Issuance of IXI Shares, net	2,798,593		*	6,294	-	-	6,294
Issuance of IXI Shares, net in respect of Keep Well Agreement	1,773,494		*	*	-	-	-
Stock-based compensation	-		-	199	-	-	199
Comprehensive loss:
Net loss	-		-	-	-	(10,763)	(10,763)
Total comprehensive loss	-		-	-	-	-	(10,763)

Balance at June 30, 2006 (unaudited)	6,382,128		$1	$68,457	$(110)	$(79,438)	$(11,090)

Balance at January 1, 2007	6,387,467		$1	$68,714**	$(110)	$(91,327)	$(22,722)

Exercise of IXI warrants to Common stock	166,265		*	-	-	-	-
Issuance of Common stock in connection with the Merger, net of acquisition costs	7,818,000		1	33,745	-	-	33,746
Issuance of shares following the merger	1,566,000		*	7,927	-	-	7,927
Repayment of notes receivable	-		-	-	110	-	110
Stock-based compensation	-		-	1,650	-	-	1,650
Comprehensive loss:
Net loss	-		-	-	-	(28,230)	(28,230)
Total comprehensive loss	-		-	-	-	-	(28,230)

Balance at June 30, 2007 (unaudited)	15,937,732		$2	$112,036	$-	$(119,557)	$(7,519)

* Represents an amount lower than $1.
** Net of deferred stock compensation in an amount of $782, $540 and $441 as of January 1, 2006, December 31, 2006 and June 30, 2007, respectively.
*** Upon the Merger, the shares of IXI stock were canceled and converted into the Company's shares in a ratio of 1:0.15. All share information included in this report has been retroactively adjusted to reflect this conversion. All series of IXI shares, including IXI common stock, IXI series A, B, C, D and D-1 convertible preferred stock have been retroactively presented on as if converted basis into equivalent ITAC common shares.
The accompanying notes are an integral part of the condensed consolidated financial statements.

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION COMPANY) AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,
	2007	2006
	Unaudited

Cash flows from operating activities:

Net loss	$(28,230)	$(10,763)
Net loss (income) from discontinued operations	55	(488)

Loss from continuing operations	(28,175)	(11,251)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	203	151
Stock-based compensation expense	1,650	199
Merger related expenses, included in the general and administrative and financial expenses and loan modification	10,218	-
Amortization of discounts attributed to detachable warrant costs and guarantee costs of Keep Well Agreement	-	3,473
Amortization of deferred debt costs	1,411	-
Decrease (increase) in trade receivables	617	(2,599)
Decrease (increase) in other receivables and prepaid expenses	(333)	194
Increase in vendor advance payments	(2,039)	(3,853)
Decrease (increase) in inventories, net	272	(879)
Decrease (increase) in long-term prepaid expenses	54	(5)
Increase (decrease) in trade payables	(939)	2,477
Increase in employees and payroll accruals	253	189
Increase (decrease) in deferred revenues	(750)	3,134
Increase (decrease) in other payables and accrued expenses	(186)	188
Increase in other long-term liabilities	20	-
Increase in accrued severance pay, net	17	4
Increase in accrued interest	1,259	14

Net cash used in operating activities from continuing operations	(16,448)	(8,564)
Net cash used in operating activities from discontinued operations	(16)	(532)

Net cash used in operating activities	(16,464)	(9,096)

Cash flows from investing activities:

Restricted cash, net	101	15
Purchase of property and equipment	(162)	(82)

Net cash used in investing activities	(61)	(67)

The accompanying notes are an integral part of the condensed consolidated financial statements.

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION COMPANY) AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,
	2007	2006
	Unaudited

Cash flows from financing activities:

Proceeds from issuance of Common stock in the Merger, net of issuance costs (1)	33,373	-
Proceeds from issuance of stock, net of issuance expenses	-	(18)
Payment of deferred debt and Merger costs	(24)	(426)
Proceeds from short-term bank credit	939	7,328
Repayment of notes receivable	110	-
Payment of short-term bank credit	-	(750)
Proceeds from short-term loans	5,000	-
Principal payment of long-term loans	-	(2,578)
Proceeds from long-term loans	6,000	-
Proceeds from convertible loan	-	20,000

Net cash provided by financing activities from continuing operations	45,398	23,556

Increase in cash and cash equivalents	28,873	14,393
Cash and cash equivalents at the beginning of the period	2,729	184

Cash and cash equivalents at the end of the period	$31,602	$14,577

Supplemental information and disclosure of non-cash investing and financing activities from continuing operations (including other non-cash equity transactions):

Issuance of Convertible Preferred stock upon conversion of convertible bridge loan and accrued interest	$-	$6,312

Purchase of property and equipment on credit	$63	$13

Acquisition costs and deferred debt and Merger costs	$1,706	$1,894

Cash paid during the period for:

Interest	$342	$419

(1) Cash consideration from issuance of Common stock in the Merger, net of issuance costs:

Working capital, excluding cash	$183	$-
Issuance of Common stock in connection with the Merger, net of acquisition costs	33,190	$-

	$33,373	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION COMPANY) AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

NOTE 1:- GENERAL

a.
IXI Mobile, Inc. (formerly Israel Technology Acquisition Company) (the "Company") is a Delaware holding company operating through a wholly-owned subsidiary, IXI Mobile (USA), Inc. ("IXI"). Israel Technology Acquisition Corporation was originally formed on February 22, 2005 as a blank check company to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business that had manufacturing operations or research and development facilities located in Israel. On June 6, 2007, pursuant to an Agreement and Plan of Merger, dated February 28, 2006, as amended, the Company completed the merger with IXI Mobile (USA), Inc. ("Merger"). Prior to the Merger, the Company had no substantial operations as it was a blank check company. Therefore, the Financial Statements and accompanied notes represent the historical results of IXI Mobile (USA), Inc., unless otherwise stated.

In accordance with the guidance applicable to these circumstances, the Merger was deemed to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of IXI issuing stock for the net monetary assets of the Company. The net monetary assets of the Company were stated at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The accumulated deficit of IXI is carried forward after the Merger. The shares of IXI stock were canceled and converted into the Company's shares in a ratio of 1:0.15. accordingly, for accounting purposes, the Merger was treated as the equivalent of IXI issuing stock for the net monetary assets of the Company, accompanied by a recapitalization. All historical share and per share amounts have been retroactively adjusted to give effect to the reverse acquisition of the Company and related capitalization. Total cash received in the Merger with ITAC was approximately $33.4 million, net of Merger expenses.

b.
The Company is engaged in operations, through its subsidiaries IXI, IXI Mobile (R&D) Ltd. (the "Israeli subsidiary" or "IXI R&D"), and IXI Mobile (East Europe) SRL, in the development, production and marketing of mobile messaging devices and related services, targeting the mass consumer market. The Company also provides, through third parties, hosted services including all necessary gateways and backend servers, as well as related launch and support services. The Company's major customers include mainly mobile operators, internet service providers and resellers. In addition, IXI was also engaged in an operating system business for mobile devices which was discontinued during 2005.

c.
As of June 30, 2007, the Company has five wholly-owned active subsidiaries: IXI Mobile (USA), Inc., IXI Mobile (R&D) Ltd., IXI Mobile (Europe) Limited, IXI Mobile (Asia Pacific) Ltd., IXI Mobile (East Europe) SRL, and three wholly-owned inactive subsidiaries: Neo Mobile Ltd., Neo Mobile Telecom and LLC Neo Mobile, Inc. (together "the Group").

d.
From inception, the Company has generated recurring losses from operations and negative cash flows from operating activities. As of June 30, 2007, the Company has stockholders' deficiency of $7,519. As of December 31, 2006, the Company had a working capital deficiency and stockholders' deficiency of $5,468 and $22,722, respectively. The Company plans to continue to finance its operations through long term loans (see also Notes 5 and 6), by raising additional capital and in the longer term, to generate sufficient revenues to finance its operations. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for current operations and long-term development, or that it will ever reach profitability or will generate sufficient revenues to finance its operations.

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION COMPANY) AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

NOTE 1:- GENERAL (Cont.)

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

e.
In April 2007, IXI R&D and a leading U.S. corporation ("the Corporation") have signed an amendment ("the 2007 Amendment") to the original agreement between the parties dated October 2005, enabling the Company to provide its customers the services that the Corporation provides for mobile devices.

The main terms of the 2007 Amendment are as follows: (i) the minimum amount to be paid has been reduced to $85 per month beginning January 2007 and (ii) the term of the agreement has been extended until September 30, 2009.

The 2007 Amendment is effective as of January 1, 2007 and has been given retrospective effect in the accompanying unaudited condensed financial statements.

f.	Vendor advance payments:

Vendor advance payments are installments paid to vendors prior to the date the Ogo units are shipped to the Company or designated customers and are required to finance the production of the Ogo devices. The advance payments are mainly to enable the Company's vendors to purchase raw materials with long supply period, are based on the progress of the production and are deducted from the total shipment payment which is accrued upon the delivery of the Ogo units.

As of June 30, 2007, the Company’s management believe, that due to the commercial launch of new products during the quarter it will be able to sell smaller quantities of its older products than it has previously anticipated. Accordingly, it believes that it will not realize $680 from the advance payments and has recorded cost of revenues of $680 for advance payments to suppliers.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

a.
The accompanying unaudited condensed consolidated balance sheet as of June 30, 2007, the unaudited condensed consolidated statements of operations for the three and six month periods ended June 30, 2007 and 2006, the unaudited condensed statement of changes in stockholders' deficiency for the six months period ended June 30, 2007, and the unaudited condensed consolidated statements of cash flows for the six months periods ended June 30, 2007 and 2006 have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such unaudited condensed consolidated financial statements do not include all of the information and footnotes disclosures required in annual audited financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire year.

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION COMPANY) AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2006, of the Company and IXI, included in the Definitive Proxy Statement of the Company (formerly Israeli Technology Acquisition Corp.).

b.	Merger and Accounting treatment

In accordance with the guidance applicable to these circumstances, the Merger was deemed to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of IXI issuing stock for the net monetary assets of the Company. The net monetary assets of the Company were stated at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The accumulated deficit of IXI is carried forward after the Merger. The shares of IXI stock were canceled and converted into the Company's shares in a ratio of 1:0.15. Accordingly, for accounting purposes, the Merger was treated as the equivalent of IXI issuing stock for the net monetary assets of the Company, accompanied by a recapitalization. All historical share and per share amounts have been retroactively adjusted to give effect to the reverse acquisition of the Company and related capitalization.

c.	Adoption of new accounting pronouncement

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. The recently issued literature also provides guidance on derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any income tax uncertainties.

Pursuant to the provisions of FIN 48, the differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption would be accounted for as a cumulative-effect adjustments recorded to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company files U.S. federal income tax returns as well as income tax returns in Israel and in various foreign jurisdictions. The Company may be subject to examination by the U.S. Internal Revenue Service ("IRS") for calendar years 2003 through 2006. The Israeli subsidiary may be subject to examination by the Israel tax authorities for calendar years 2003 through 2006.

Effective January 1, 2007, the Company adopted the provisions of FIN 48. The adoption of FIN 48 had no cumulative effect on tax provisions or on the accumulated deficit in the Company’s financial statements.

NOTE 3:-	INVENTORIES

	June 30,	December 31,
	2007	2006
	Unaudited

Raw materials	$2,823	$993
Finished products	1,307	2,685
Finished products at customers*	9,340	9,946
Write-down provision	(269)	(151)

	$13,201	$13,473

* Represent costs of inventory that was delivered to customers but not yet recognized as revenues.
Total write-down expenses in the six months ending June 30, 2007 amounted to approximately $280.
As for a commitment to purchase inventories, see Note7b.

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION COMPANY) AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	SHORT-TERM BANK LOAN

On May 17, 2007 IXI signed a short-term loan agreement with a new lender and with its existing shareholders (the "Lenders") whereby the Lenders extended a $5,000 short-term loan with the following terms: (i) annual interest of 15%; (ii) maturity date is 60 days from the closing of the Merger; and (iii) 2% including VAT cash fee has been paid on the date in which the Merger was consummated.

During July and August, 2007, the short-term loan is to be repaid in full (see also Note 13).

NOTE 5:- LONG-TERM LOANS

IXI and IXI R&D entered into new bridge loan agreements in March 2007 ("March 2007 Loans") with certain existing IXI shareholders and existing lenders of the Convertible Bridge Loan under which IXI received a gross amount of $6,000 in two tranches of $3,000 each. The March 2007 Loans bear interest at the rate of 10% per annum. One-half of the March 2007 Loans is to be repaid on June 6, 2008 and the balance of the March 2007 Loans shall be due and payable on June 6, 2009, in each case together with any interest accrued and unpaid thereon.

NOTE 6:- CONVERTIBLE LOAN

On June 20, 2006, IXI R&D entered into a New Convertible Bridge Loan Agreement ("the Convertible Bridge Loan Agreement" or "the Convertible Bridge Loan") with a New Venture Lender ("the Convertible Loan Lender"). The Convertible Loan Lender loaned IXI R&D $20,000 (of which IXI paid costs of $1,700 in cash to certain private placement agents and $700 in cash, upon consummation of the Merger, to certain financial institutions providing advisory services to IXI) with IXI acting as guarantor thereto. The Convertible Bridge Loan bears interest of 10% per annum during the first twelve months from the date of closing, and thereafter will go up to 20% per annum.

Pursuant to the original terms of the Convertible Bridge Loan Agreement, it will be repaid upon the earlier of: (1) sixty business days following the closing of the Merger ("the Repayment Date"); (2) the acceleration of the Convertible Bridge Loan in accordance with the Convertible Bridge Loan Agreement; and (3) twenty four months from the date of closing of the Convertible Bridge Loan, unless prepaid by IXI R&D (the events in (2) and (3) above being referred to as the "Maturity Date"). The first interest payment will be made on June 30, 2007 and thereafter on a quarterly basis.

The first interest payment is yet to be paid as the parties agreed to allow the Convertible Loan Lender, according to the Convertible Bridge Loan Agreement, to realize, if requested, the option to convert the interest amount into common stock shares of the Company.

All obligations of the Company and IXI R&D are secured by a first priority security interest on the Company's and IXI R&D's assets (subject to limited exceptions).

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION COMPANY) AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

NOTE 6:- CONVERTIBLE LOAN (Cont.)

In addition, pursuant to the original terms of the Convertible Bridge Loan, upon the consummation of the Merger, the Convertible Loan Lender was entitled to receive 600,000 shares of the Company's Common stock and the several stockholders that provided a guarantee ("the Guarantors") were entitled to receive 240,000 shares of the Company's Common stock. Also, upon the consummation of the Merger, certain private placement agents received 18,000 shares of the Company's Common stock. In addition, certain financial institutions providing advisory services to IXI received 36,000 shares of the Company's Common stock and warrants to purchase 100,000 shares of the Company's Common stock at an exercise price of $5.00, expiring in 2009.

Furthermore, if each of the above converts 50% or more of its respective debt facility, it will be entitled to receive warrants to purchase the Company's Common stock at an exercise price of $5.00, expiring in 2009. The maximum total number of shares under the warrants will be 1,000,000, allocated between the Convertible Loan Lender and the Guarantors according to the proportionate amount of their debt facility. The Convertible Loan Lender is subject to lock-up arrangements which have been agreed to by the principal stockholders of IXI and will be entitled to registration rights, in respect of the Company's shares on the same terms as those stockholders. In the Company's S-1 filing dated July 23, 2007, all such shares have been applied for registration. As of June 30, 2007, the S-1 was under revision by the SEC.

IXI accounted for the Convertible Bridge Loan under EITF No. 00-27, "Application of Issue 98-5 to Certain Convertible Instruments" ("EITF No. 00-27") according to which, upon receiving the Convertible Bridge Loan to IXI, no beneficial conversion feature was recorded.

In December 2006, the parties to the Convertible Bridge Loan agreed to amend the Convertible Bridge Loan ("the New Amendment"). Following the New Amendment, the new interest rate of the Convertible Bridge Loan is a flat interest of 10% per annum throughout its term. The new repayment date will be June 6, 2008. The Convertible Loan Lender has a right to convert its respective debt facilities into shares of the Company at any time within this period, at a price of $5.50 per share (as opposed to $6.50 before the New Amendment). Upon consummation of the Merger, the Convertible Loan Lender received 1,000,000 (as opposed to 600,000 before the New Amendment) shares of the Company's common stock and the Guarantors received 400,000 (as opposed to 240,000 before the New Amendment) shares of the Company's common stock. All other terms of the Convertible Bridge Loan remain the same.

The modification to the terms of the Convertible Bridge Loan was accounted for under the provisions of EITF 06-6, "Debtor's Accounting For a Modification (or Exchange) of Convertible Debt Instruments", as an extinguishment of the Convertible Bridge Loan, and the issuance of a new loan under the modified terms, and as such, the Company recorded an immediate loss of approximately $8,800 for the extinguishment of the original Convertible Bridge Loan as additional financial expenses. Additional financial expenses of approximately $ 1,200 were recognized due to the full amortization of various deferred charges related to the loan. The amended Convertible Bridge Loan was recorded in the balance sheet based on its fair value which amounted to approximately $26,000. As the fair value of the amended Convertible Bridge Loan is greater than its contractual repayment schedule, such premium will be amortized over the contractual term of the loan using the effective interest method and recognized as financial income. As of June 30, 2007, the Company recorded finance income of approximately $2,500 as an effective interest income derived from the valuation of the Convertible Bridge Loan.

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION COMPANY) AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

NOTE 7:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Litigation:

From time to time, the Company may become involved in legal proceedings and claims, which arise in the ordinary course of business. The Company considers that the ultimate liability with respect to any known action will not materially affect the business, financial position, results of operations or cash flows of the Company.

b.	Other:

As of June 30, 2007 and December 31, 2006, the Company had open purchase orders with third party suppliers, mainly for development costs of various products and the manufacturing of Ogo devices, in a total amount of approximately $7,900 (net of approximately $500 as detailed below) and $3,000, respectively.

As of June 30, 2007, the Company believes that it will incur an obligation of approximately $500 of obsolete inventory regarding one of its open purchase orders, therefore, the Company has recorded a respective loss as cost of revenues for that amount against trade payables.

NOTE 8:-	STOCKHOLDERS' DEFICIENCY

a.
In May 2007, certain stockholders of IXI have provided IXI with an exercise notice warrants for the purchase of 166,265 common stock shares of the Company in consideration of approximately $10. All the information relating to shares and options was amended to present the Company's shares and options following the consummation of the Merger.

Upon the merger, the shares of IXI stock were canceled and converted with the Company's shares in a ratio of 1:0.15. All share and earnings (loss) per share information included in this report have been retroactively adjusted to reflect this conversion.

b.         Stock option plans:

After the Merger, the Company has adopted IXI's Option plans. The Company has authorized, under the Company's 2000 and 2003 U.S. Stock Incentive Plans and 2000 and 2003 Israeli Option Plans, as amended, the grant of options for shares of common stock to directors, employees, officers and consultants. The compensation cost that has been charged against income for those plans was $1,643 and $199 for the six months ended June 30, 2007 and 2006, respectively and $1,572 and $94 for the three months ended June 30, 2007 and 2006, respectively. The options granted generally have a four-year vesting schedule and expire ten years subsequent to the date of grant.

The Company currently operates two option plans. For U.S. employee and non-employee service providers, the 2000 Second Amended and Restated Stock Incentive Plan ("the U.S. Plan") and the 2003 Israeli Stock Option Plan, as amended ("the Israeli Plan"), for Israeli employee and non-employee service providers (the U.S. Plan and the Israeli Plan collectively "the Company's Plans").

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION COMPANY) AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

NOTE 8:-	STOCKHOLDERS' DEFICIENCY (Cont.)

After the consummation of the Merger and as of June 30, 2007, the Company has no approved pool of options to future grant to its directors, employees, officers and consultants.

The Company intends to create a new pool of options for allocation to its directors, employees, officers and consultants. The Company applied for a pre-ruling from the Israeli Tax Authorities in connection with the Merger and the assumption of IXI's plans by the Company; such pre-ruling is in process and is yet to be approved by the Israeli Tax Authorities.

As of June 30, 2007 and December 31, 2006, 0 and 918,276 shares of common stock were reserved for future grants to directors, employees, officers and consultants, respectively.

	Six months ended June 30, 2007 (unaudited)
	Amount	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at beginning of period	766,867	$1.07
Granted	479,188	$5.82
Exercised	-	-
Forfeited	(7,465)	$5.39

Outstanding at end of period	1,238,590	$2.88	8.67	22,752

Options exercisable	639,401	$2.98	8.75	11,606

Vested or expected to be vested as of June 30, 2007 (unaudited)	1,238,590	$2.88	8.67	22,752

The weighted average grant-date fair values of the options granted during the six month period ended June 30, 2007 and 2006 were $4.06 and $0, respectively, and during the three months period ended June 30, 2007 and 2006 were $4.06 and $0, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on the fair market value of the common stock.

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION COMPANY) AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

NOTE 8:-	STOCKHOLDERS' DEFICIENCY (Cont.)

The following table shows the total stock-based compensation change related to employee stock options included in the condensed consolidation statement of operations:

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
	Unaudited		Unaudited

Cost of revenues	$146	$3	$145	$1
Research and development costs	259	34	242	17
Selling and marketing expenses	101	15	94	7
General and administrative expenses	1,106	133	1,061	66

Total stock-based compensation expense	$1,612	$185	$1,542	$91

The employees' options outstanding as of June 30, 2007, have been separated into ranges of exercise price, as follows:

	Options outstanding			Options exercisable
	Options	Weighted		Options	Weighted average
	outstanding	average	Weighted	exercisable	exercise
	as of	remaining	average	as of	price of
Exercise	June 30,	contractual	exercise	June 30,	options
price	2007	life (years)	price	2007	exercisable

$0.32	500,153	8.22	$0.32	264,130	$0.32
$1.68	275,189	8.32	$1.68	128,049	$1.68
$6.06	449,600	9.49	$6.06	235,212	$6.06
$7.77	1,010	3.28	$7.77	1,010	$7.77
$15.53	12,638	5.93	$15.53	11,000	$15.53

	1,238,590		$2.88	639,401	$2.98

During 2005, the Company granted certain options with an exercise price lower than the share market price at the grant date. The grant resulted in the recording of $798 as deferred stock. An amount of $99 and $99 was recognized as an amortization of deferred stock compensation during the six months ended June 30, 2007 and 2006, respectively and an amount of $50 and $50 was recognized as an amortization of deferred stock compensation during the three months ended June 30, 2007 and 2006, respectively.

On January 1, 2006, the Company adopted SFAS 123(R) for options granted or modified effective January 1, 2006. Stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2007, and the year ended December 31, 2006 was $1,441 and $172, respectively.

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION COMPANY) AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

NOTE 8:-	STOCKHOLDERS' DEFICIENCY (Cont.)

Options granted prior to January 1, 2006 are still accounted for under APB 25 since prior to the adoption of SFAS 123(R), the pro forma disclosure of compensation attributed to employee options was accounted for under the Minimum Value method as permitted by SFAS No. 123 for non public entities.

As under U.S. tax law, a person taxed under U.S. law who is granted an option at an exercise price which is less than the fair market value at the date of grant may be subject to a tax liability upon the vesting of such options for the potential gain between the exercise price and the fair market value as well as to a 20% penalty tax. In July 2006, the Company's Board of Directors resolved to offer U.S. employees who so requested to change the exercise price of the options granted to those employees in November 2005 to equal the fair market value as of such date, and to avoid any such tax implications. Such changes in the exercise price were accounted for as a modification under the provisions of SFAS 123(R). Since the new exercise price is designated to equal the fair market value of the Company's share upon the modification, and given the fact that all other option terms will remain as in the original award, no incremental compensation costs under the provisions of SFAS 123(R) was recognized.

c.	Options issued to non-employees:

A summary of the Company's stock option activity and related information with respect to options granted to non-employees for the six month ended June 30, 2007 is as follows:

	Six months ended June 30, 2007
		Weighted average
	Amount	exercise price
	Unaudited

Outstanding at beginning of period	177,210	$0.33
Granted	12,343	$2.09
Exercised	(166,265)	$(0.06)
Change in status	-	$-
Forfeited	-	$-

Outstanding at end of period	23,288	$3.25

Options exercisable	20,396	$2.51

The weighted average fair values of the options granted during the six month periods ended June 30, 2007 and 2006 were $5.74 and $1.62, respectively and during the three month periods ended June 30, 2007 and 2006 were $5.74 and $1.62, respectively.

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION COMPANY) AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

NOTE 8:-	STOCKHOLDERS' DEFICIENCY (Cont.)

The following table shows the total stock-based compensation charge related to non-employee stock options included in the condensed consolidated statement of operations.

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
	Unaudited		Unaudited
Research and development costs	$2	$8	$1	$2
Selling and marketing expenses	-	6	-	-
General and administrative expenses	29	1	29	1

Total stock-based compensation expense	$31	$15	$30	$3

The non-employees' options outstanding as of June 30, 2007, have been separated into ranges of exercise price, as follows:

	Options outstanding			Options exercisable
Exercise Price	Options outstanding as of June 30, 2007	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of June 30, 2007	Weighted average exercise price of options exercisable
(unaudited)

$0.32	18,343	3.85	$0.32	15,955	$0.32
$1.94	1,681	3.05	$1.94	1,681	$1.94
$7.77	26	3.17	$7.77	26	$7.77
$15.53	3,238	7.31	$15.53	2,734	$15.53

	23,288		$3.25	20,396	$2.51

The fair value for these options was estimated at the grant date and at each subsequent vesting date using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 75%-90%, risk-free interest rates of 1.5% - 5.34%, dividend yields of 0% and an expected life equal to the options' contractual life.

Compensation expense in respect of options granted to non-employees amounted to $37 and $15 for the six months ended June 30, 2007 and 2006, respectively and $30 and $2 for the three months ended June 30, 2007 and 2006, respectively.

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION COMPANY) AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

NOTE 8:-	STOCKHOLDERS' DEFICIENCY (Cont.)

d.    Outstanding warrants

The Company has outstanding warrants that may be exercised in the future, which would increase the number of shares eligible for future resale in the public market and result in dilution to the Company's stockholders. Total outstanding redeemable warrants to purchase an aggregate of 12,736,000 are comprised of 12,636,000 warrants originally issued in the IPO of the Company and 100,000 shares that were issued to financial institutions upon the IPO and were assumed by the Company upon the Merger. All warrants are exercisable following the consummation of the merger. The warrants exercise price is $5.00, and they expire in 2009.

NOTE 9:-	MERGER RELATED EXPENSES

In accordance with the consummation of the Merger the Company recorded the detailed below amounts:

a.	Finance expenses of approximately $2,400 for the issuance of additional 400,000 shares of common stock to the Convertible Loan Lender against common stock and Additional Paid-in Capital.

b.
Deferred debt costs of approximately $2,400 for the issuance of 400,000 shares of common stock to the Guarantors against Additional Paid-in Capital, of which approximately $160 were recognized as financial expenses as of June 30, 2007.

c.
Finance expenses of approximately $8,800 for extinguishment of the original Convertible Bridge Loan, that include issuance of 600,000 shares of common stock, under EITF 06-6 against Additional Paid in Capital. This amount was offset in the period from the Merger until June 30, 2007 by finance income of approximately $2,500.

d.	Finance expenses of approximately $1,200 due to the full amortization of various deferred charges related to the Merger.

e.	General and administrative expenses of approximately $1,300 for issuance of shares of common stock to the Co-Chairman of the Board ("Co-Chairman") against Additional Paid-in Capital.

f.	General and administrative expenses of approximately $830 for issuance of fully vested options to the Chief Executive Officer (“CEO”) against Additional Paid-in Capital.

g.
Approximately $125 finance expenses and deferred debt costs of approximately $180 of which approximately $12 were recorded as financial expenses as of June 30, 2007, for issuance of shares of common stock and warrants for various financial institutions against common stock and Additional Paid-in Capital.

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION COMPANY) AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

NOTE 9:-	MERGER RELATED EXPENSES (Cont.)

h.
In addition, upon consummation of the Merger the employment agreement between IXI and the Co-Chairman and between IXI and the CEO, came into effect. The agreements include various bonuses, in options and in cash, that may be granted and paid subject to the achievement of certain market conditions and performance conditions, as well as other terms related to their employment and its termination;

In accordance thereof, the Company recorded the detailed below amounts as expenses in General and Administrative expenses:

1)
General and Administration expenses in the aggregate amount of approximately $2,000 may be recorded in connection with the issuance to the Co-Chairman, of options to purchase 450,000 shares of the Company’s common stock, at an exercise price of $5.00, which vest upon reaching various price per share targets; these expenses will be recorded over a period of approximately 42 months from the consummation of the Merger; an amount of $38 was recorded as an expense as of June 30, 2007;

2)
General and Administration expenses in the aggregate amount of approximately $1,900 may be recorded in connection with the issuance to the CEO of options to purchase 450,000 shares of the Company’s common stock, at an exercise price of $6.06, which vest upon reaching various price per share targets; these expenses will be recorded over a period of approximately 42 months from the consummation of the Merger; an amount of $36 was recorded as expense as of June 30, 2007;

3)
General and Administration expenses of up to approximately $1,000 in connection with cash bonuses in the amount of up to $1,400 that may be paid to each of the co-Chairman and the CEO upon reaching various price per share targets. These expenses will be recorded over a period of approximately 42 months from the consummation of the Merger; an amount of $20 was recorded as expense as of June 30, 2007;

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION COMPANY) AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

NOTE 10:-	NET LOSS PER SHARE

a.
Basic net loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted net loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during each period, plus dilutive potential share of common stock considered outstanding during the period, in accordance with SFAS No. 128, "Earnings per Share". The shares of IXI stock were canceled and converted with the Company's shares in a ratio of 1:0.15. All share and earnings (loss) per share information included in this report have been retroactively adjusted to reflect this conversion.

b.	The calculation of basic and diluted net loss per share for the six months period ended June 30, 2007 and 2006 and for the three months period ended June 30, 2007 and 2006 was as follows:

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Numerator:	Unaudited		Unaudited
Numerator for basic and diluted net income (loss) per share from continuing operations	$(29,078)	$(12,671)	$(21,841)	$(7,532)
Numerator for basic and diluted net income (loss) per share from discontinued operations	$(55)	$488	$(27)	$514
Denominator:
Weighted-average number of shares of Common Stock	2,694,311	682,652	4,705,970	682,652
Denominator for basic net income (loss) per share	2,694,311	682,652	4,705,970	682,652
Basic and diluted net earnings (loss) per common stock:
From continuing operations	$(10.77)	$(18.56)	$(4.64)	$(11.03)

From discontinued operations	$(0.02)	$0.71	$(0.01)	$0.75

Basic and diluted net loss per share	$(10.79)	$(17.85)	$(4.65)	$(10.28)

NOTE 11:-	SEGMENTS, CUSTOMERS AND GEOGRAPHIC INFORMATION

a. General:

The Company's reportable operating segments have been determined in accordance with the Company's internal management reporting structure, which is organized based on operating activities. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

The Group, subsequent to the discontinuation of the operating systems business operates in one reportable operating segment and follows the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131").

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION COMPANY) AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

NOTE 11:-	SEGMENTS, CUSTOMERS AND GEOGRAPHIC INFORMATION (cont)

b. Summary information about geographic areas:

The following table presents revenues (according to end customer location) for the six months ended June 30, 2007 and 2006 and long-lived assets as of June 30, 2007 and December 31, 2006:

1. Revenues:

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
	Unaudited

Europe and the Middle East	$6,000	$5,363	$3,042	$3,624
Asia Pacific	-	100	-	100
South America	294	5	128	5

	$6,294	$5,468	$3,170	$3,729

2. Long-lived assets:

	June 30, 2007	December 31, 2006
	Unaudited

United States	$18	$30
Europe and Middle East	493	458
Asia Pacific	2	3

	$513	$491

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION COMPANY) AND ITS SUBSIDIARIES

NOTE TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

NOTE 11:-	SEGMENTS, CUSTOMERS AND GEOGRAPHIC INFORMATION (Cont.)

c. Revenues from major customers:

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
	Unaudited

Customer A	-	2%	-	3%
Customer B	5%	11%	5%	8%
Customer C	57%	47%	54%	30%
Customer D	32%	40%	34%	59%
Customer E	5%	-	4%	-
Customer F	1%	-	3%	-

NOTE 12:-	FINANCE EXPENSES

Financial income (expenses), net:

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
	Unaudited
Financial income:
Interest on bank deposits	$130	$17	$109	$16
Exchange rate differences, net	103	-	31	-

	233	17	140	16
Financial expenses:
Interest on short-term and long-term loans	(701)	(224)	(461)	(178)
Interest on convertible loan	(1,171)	(367)	(435)	(236)
Exchange rate differences, net	-	(23)	-	(27)
Merger related expenses and loan modification	(10,320)	-	(10,320)	-
Other	(251)	(111)	(237)	(101)

	(12,443)	(725)	(11,453)	(537)

	$(12,210)	$(708)	$(11,313)	$(525)

NOTE 13:- SUBSEQUENT EVENTS

During July and August 2007, the short-tem loan in the amount of approximately $5,000 has been repaid in full (see also Note 4).
- - - - - - - - - - - - - - - - - - - -

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated unaudited financial statements and the related notes to those statements included elsewhere in this Form 10-Q. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The combined company’s actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements.

Overview

We are a holding company operating through our wholly owned subsidiary, IXI Mobile (USA), Inc. (“IXI”). We were originally formed on February 22, 2005 as a blank check company to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business that had manufacturing operations or research and development facilities located in Israel. On June 6, 2007, pursuant to an Agreement and Plan of Merger, dated February 28, 2006, as amended, we completed our merger with IXI. All substantive information dating prior to the consummation of the merger (June 6, 2007) is attributed to IXI and describing IXI historical results unless otherwise stated.

We provide solutions that bring innovative, data-centric mobile devices and hosted services to the mass market. We offer an end-to-end mobile solution, including devices and hosted services, to mobile operators, mobile virtual network operators (MVNOs), and Internet service providers (ISPs) in a number of international markets. IXI’s Ogo™ devices are designed to improve the mobile user experience and increase mobile data usage by offering access to popular applications and services, including e-mail, IM, SMS, headlines and other web information through Really Simple Syndication technology (RSS), mobile voice, Web browsing and games at relatively low end-user prices. Our hosted services (such as email and IM gateways) allow our customers to efficiently deliver applications that require intermediation between the server and the device. These hosted services in combination with the Ogo devices present potential customers with a complete end-to-end solution which limits the amount of infrastructure investment and other roll-out costs.

Starting in 2003, we began development of a proprietary operating system (OS) which targeted manufacturers of affordable mobile phones as well as other mobile devices. This OS was differentiated by a low memory footprint and low processing power requirements, while also providing a platform to allow a mobile device manufacturer to rapidly customize and introduce new models to the market. The OS was developed through a separate business unit, which focused on licensing of the OS to mobile device manufacturers. In July 2005, our management determined that the high cost of adapting the OS to a variety of mobile platforms and offering the extensive support required by each customer would require the continued investment of a significant amount of capital and other resources. Consequently, we decided to discontinue the OS business unit, which resulted in significantly reduced operating costs in the short-term allowing the management to focus solely on the Ogo activity by transferring resources and funds to the continuing Ogo business. During the period covered by the financial statements contained in this Form 10-Q, the operating system related activities were classified as discontinued operations. Certain components of the OS are currently included in the Ogo device. Such components and the related activities and costs have not been classified and are included in the consolidated financial statements contained in this Form 10-Q as continuing operations. We will continue to develop additional software applications to meet the specific needs of the Ogo devices as they evolve.

We commenced marketing the Ogo in the United States in 2004 under a development and supply agreement with AT&T Wireless Services, Inc. The agreement required AT&T Wireless to purchase $32.4 million of devices, $16.5 million of which were delivered by the end of 2004. Unlike our current arrangements with our existing customers, the agreement did not require us to provide any hosting or related services. In April 2005, following the acquisition of AT&T Wireless by Cingular Wireless, Inc., or Cingular, we agreed with Cingular to cancel this agreement. The cancellation followed several weeks of discussions focused on the impact of the Cingular acquisition of AT&T and the nature of the relationship between the companies thereafter. Pursuant to the termination agreement with Cingular, we received a one-time cash payment of approximately $3.85 million, the return of all Ogo device inventory held by Cingular for no cost (valued by us at approximately $5.7 million after allowance for rework and adaptation costs), the transfer of all intellectual property rights directly relating to Ogo, including the URLs www.ogo.com, www.ogosphere.com, www.ogosphere.net and the associated intellectual property valued by us at approximately $150,000. In determining the fair values, management has considered a number of factors, including valuations and appraisals. We also recorded one-time income of $2.0 million which was previously recorded as deferred revenues upon termination of the agreement with AT&T Wireless. As a result of this termination agreement, we recorded a one-time gain of $11.7 million in 2005. However, Cingular represented 85% of our revenues in 2005, and its loss as a customer had a material adverse impact on our sales and results of operations. During the year ended December 31, 2006, and through June 30, 2007, no revenues were generated from Cingular. As a consequence of Cingular’s termination of Ogo related services, we are no longer required to provide helpdesk support to Ogo customers in the United States.

Since we do not provide any services to the Cingular subscribers who used the Ogo and receive no revenue from their use of Cingular’s services, we do not believe that Cingular’s discontinuation of service or support for the Ogo, if any, will have a material impact on our business, financial condition or results of operation.

During 2005, we began to focus our marketing efforts to target European customers and entered into agreements with three major customers: Swisscom Mobile, the leading mobile operator in Switzerland, e-kolay.net, a leading ISP in Turkey owned by Doðan Yayýn Holding (DYH), Turkey’s leading media-entertainment conglomerate, and 1&1 Internet AG, a leading German Internet service provider. Swisscom and e-kolay.net commenced selling the Ogo devices and we commenced providing the related hosted services prior to the end of 2005. 1&1 commenced sales of the Ogo devices and we commenced providing the related hosted services in the end of April 2006. In June 2006, we also signed an agreement with our first customer in Latin America, Antel, the parent company of Ancel, a leading mobile operator in Uruguay. Ancel commenced selling the Ogo devices and we commenced providing the related hosted services in Uruguay at the end of June 2006. In December 2006, Onetouch, one of the leading mobile operators in Ghana issued a purchase order (PO) for purchase of Ogo devices. In February 2007, Vimpelcom, a Russian mobile operator serving more than 47 million subscribers, announced that it intends to launch an Ogo offering aimed at the small to medium enterprise. Vimpelcom, through Betalink, a third party purchasing arm, issued a purchase order for purchase of Ogo devices, subject to our standard terms and conditions. An agreement with Vimpelcom for the provision of services is in final stages of completion. On March 27, 2007, we and Cleveland Unlimited, Inc. d/b/a “Revol” signed a letter of intent which provides that Revol Wireless, based in Independence, Ohio will distribute Ogo2.0 products and services as part of Revol’s offering. Revol will be the first to launch Ogo 2.0c, IXI’s first CDMA 3G product, with EV-DO technology in the United States. On June 20, 2007, Mobilkom Austria AG, a Vodafone partner company, the largest cellular operator in Austria and one of the largest operators in Central Europe, announced the launch of Ogo™ device in Austria. In August 2007, we announced the appointment of In Mobile Solutions Sdn Bhd (IMS) as our distributor to Malaysia.

In October 2005, we entered into an agreement with a major IM provider, enabling us for a period of two years to provide end-users of the Ogo device with access to IM and email services for mobile devices. We are required to pay a certain percentage of the monthly revenues derived from each user of the IM services, depending on the geographic region in which the IM service is provided. The agreement also requires us to make minimum payments in the amount of approximately $2.81 million through September 2009 (when the agreement expires).

In November 2006, we entered into an agreement with a second major IM provider, ICQ, Inc., enabling us for a period of two years to provide end-users of the Ogo device with access to IM services for mobile devices. The agreement requires us to make certain minimum payments varying according to geographical deployment. The minimum payment to be made throughout the duration of the agreement is $360,000. However this amount may increase depending on the number of deployments with customers as well as the geographical regions in which deployment occurs.

In October 2005, as part of the discontinuation of operations of our OS business, and due to our requirement to increase our cash resources, we granted Sasken Communication Technologies Ltd., or Sasken, a company based in India, a non-exclusive license for the use, development and sale of the OS that was developed by us. The license enables Sasken to continue the development of the OS and to market it to its customers and provides that Sasken will own any intellectual property rights resulting from the continuation of the development of the software, and we will retain ownership in any intellectual property licensed to Sasken. In consideration for the license, Sasken paid to us a license fee in the amount of $1.8 million, net. In addition, Sasken will pay us royalties for each product that is sold by Sasken that contains the OS or any development of it, in whole or in part, up to an aggregate amount of $5 million. This transaction was effected without the required approval of the OCS, in breach of the terms of the OCS funding. We have applied to the OCS for retroactive approval of this license. Under a recent amendment to the Law for the Encouragement of Research and Development in the Industry, 1984, the OCS has the discretion to grant this approval, but the regulations governing calculation of the amount to be paid to the OCS in this case have not yet been promulgated. We cannot be sure that the OCS will grant us retroactive approval for the license, or the exact amount which may be required to pay to the OCS if the approval is granted. We believe that we may be required to repay the entire amount of grant and have provided an allowance in our financial statements in the amount of approximately $3.2 million to reflect our estimate of our obligation to the OCS.

We have generated recurring losses from operations and negative cash flows from operating activities since inception. As of June 30, 2007, we had a stockholders’ deficiency of approximately $7.5 million. We currently pay our suppliers in advance of the date shipment is made to us, while the standard payment terms which we usually extend to our customers require payment within 30 days of delivery of the devices. Consequently, we are often forced to finance outstanding sales orders for several months. We plan to continue to finance our operations through raising additional capital, and in the longer term, by generating sufficient revenues to finance our operations. There can be no assurances, however, that we will be successful in obtaining an adequate level of financing needed for current operations and long-term development. These conditions raise substantial doubt about our ability to continue as a going concern if we are unsuccessful in obtaining such adequate level of financing. The Bridge Loan should be repaid on June 6, 2008.

In order to satisfy IXI’s working capital requirements prior to the consummation of the merger with us, on June 22, 2006, IXI entered into a bridge loan agreement with Southpoint Master Fund LP (“Southpoint”) and IXI Mobile (R&D), Ltd. (“IXI R&D”), IXI’s wholly owned subsidiary. Pursuant to the terms of the bridge loan, Southpoint loaned to IXI R&D $20 million (from which IXI paid $1,700,000 in cash compensation to certain private placement agents and $700,000 in cash compensation, upon consummation of the merger, to certain financial institutions providing advisory services to IXI), with IXI acting as guarantor. The bridge loan bears interest of 10% per annum.

Due to the prolonged merger process and in order to satisfy our working capital requirements prior to receipt of the merger consideration, IXI and IXI R&D entered into new bridge loan agreements (“March 2007 Loans”) with certain IXI shareholders and lenders of the Convertible Bridge Loan under which IXI received gross of $6,000,000 in two tranches of $3,000,000 each. The March 2007 Loans bear interest at the rate of 10% per annum. One-half of the March 2007 Loans is to be repaid on June 6, 2008 and the balance of the March 2007 Loans shall be due and payable on June 6, 2009, in each case together with any interest accrued and unpaid thereon.

Thereafter, IXI borrowed an additional $5 million, which has been repaid in full.

Sources of Revenues

We currently generate revenues from two main sources: sales of the Ogo devices and providing hosted services related to the Ogo devices.

Currently, sales of the Ogo devices are recognized as revenue upon activation of the service for the Ogo device by the end user. The services include a variety of hosted services provided by us to our customers (such as email and push email gateway, IM gateways and attachments transcoding) and generate monthly recurring revenues per active device. To date, we have derived the substantial majority of our revenues from sales of the Ogo devices. We expect that, as the installed base of devices grows, the recurring monthly revenues related to the hosted services will account for a larger portion of our revenues.

Our initial revenues from device sales were generated by those units shipped by AT&T Wireless Inc. to their end users. Since AT&T Wireless had internal capabilities to provide the email and IM gateways to its end users, we did not provide any hosting services for AT&T Wireless customers. Since commencing sales in 2004, we shipped a total of $16.5 million of devices to AT&T Wireless, of which $6.7 million were recognized as revenue in the 2005 year end financial statements. The remaining shipments to AT&T Wireless were recognized as part of the one-time gain of $11.7 million in 2005 resulting from the termination of the agreement by Cingular.

At the end of the third quarter of 2005, we commenced commercial sales in Europe. Both e-kolay.net and Swisscom Mobile began commercial sales to end users in November, 2005. On December 15, 2005, we entered into a cooperation agreement with 1&1 Internet AG, pursuant to which 1&1 Internet AG committed to purchase $18 million of devices through the first quarter of 2007. 1&1 commenced sales to end users at the end of April 2006 and as of June 30, 2007, 1&1 had purchased approximately $14.7 million of devices from us, in accordance with the agreement. Due to the late deliveries to 1&1 caused by the delay of our June 2006 bridge financing, 1&1 had not completed its purchasing obligation by the end of the first quarter of 2007. Following the commercial launch of Ogo 2.0, 1&1 and we are currently discussing the updated purchase date and product blend to be supplied to 1&1.

In May 2006, we entered into an agreement with Antel, the parent company of Ancel, the leading mobile operator in Uruguay for the sale to Antel of Ogo devices for resale by Ancel to end users in Uruguay. Ancel commenced selling the Ogo devices and we commenced providing the related hosted services in Uruguay at the end of June 2006.

In December 2006, Onetouch, one of the leading mobile operators in Ghana issued a purchase order for purchase of Ogo devices. We did not enter into a specific agreement with Onetouch, and the purchase order is governed by our standard terms and conditions. Consequently, Ogo devices and related services are now available in Ghana.

In February 2007, Vimpelcom, a Russian mobile operator serving more than 47 million subscribers, announced that it intends to launch an Ogo offering aimed at the small to medium enterprise. Vimpelcom, through Betalink, a third party purchasing arm, issued a purchase order for purchase of Ogo devices, subject to our standard terms and conditions. An agreement with Vimpelcom for the provision of services is in final stages of completion. The agreement with Betalink has been finalized and executed and the Ogo devices under purchase order have been supplied.

In March, 2007, we and Cleveland Unlimited, Inc. d/b/a “Revol” signed a letter of intent which provides that Revol Wireless, based in Independence, Ohio will distribute Ogo2.0 products and services as part of Revol’s offering. Revol will be the first to launch Ogo 2.0c, IXI’s first CDMA 3G product, with EV-DO technology in the United States. This launch is expected to occur this fall. The letter of intent between the parties, outlines the general commercial understandings and sets the timeframe for the signing of a definitive agreement to be not later than May 31, 2007. However, this agreement has not yet been finalized. The distribution arrangements will be subject to FCC type approval of the device and other terms to be finally agreed by the parties.

In June, 2007, Mobilkom Austria AG, a Vodafone partner company, the largest cellular operator in Austria and one of the largest operators in Central Europe, announced the launch of Ogo™ device in Austria. Mobilkom has over 3.5 million subscribers in Austria and over 10 million subscribers in Europe.

In August 2007, we announced the appointment of In Mobile Solutions Sdn Bhd (IMS) as our distributor to Malaysia.

Since we do not yet have sufficient experience with sales of the Ogo devices in Europe in order to predict the appropriate rate of product which will be actually sold by our customers to end users, we currently recognize revenues arising from the sale of the devices only upon activation of the service to the end user.

In previous years, we derived revenues from licensing our PMG software pursuant to several licensing agreements for the development and manufacture of PMG-based devices with companies such as Samsung Electronics Co. Ltd., Seiko Instruments Inc., SK Telecom Co. Ltd. and Sanyo North America Corporation. Our software business model consisted of upfront license fees, maintenance fees and royalty payments upon the sale of devices which incorporated the PMG software. Future revenues from PMG software are expected to be de minimis since no manufacturers are currently incorporating the PMG software into their devices, and IXI is not currently actively engaged in the selling and marketing of the PMG software. Our management does not see the PMG activity as a separate segment as it shares all its resources with the Ogo activity.

From 2005 through June 30, 2007, we shipped and recognized revenues from the following sales of Ogo devices (excluding AT&T Wireless sales):

	Q2 2005	Q3 2005	Q4 2005	Q1 2006	Q2 2006	Q3 2006	Q4 2006	Q1 2007	Q2 2007
					In US$
Revenue from
sale of the Ogo
devices	-	150,000	589,920	1,641,820	3,436,883	3,308,681	3,354,609	2,632,323	2,511,441
Deferred
Revenue*	150,000	673,232	4,174,903	3,510,484	6,843,129	10,954,060	12,414,634	11,685,980	11,691,426
Ogo Average
Selling Price
(“ASP”)	-	150	168	164	182	166	168	169	170
Monthly Service
ASP, per
subscriber	-	-	2.7	2.8	2.2	1.6	2.0	1.9	1.8
					In Units
Units shipped	1,000	4,000	24,250	5,750	39,692	44,806	28,196	10,700	13,791
Units shipped
(cumulative)	1,000	5,000	29,250	35,000	74,692	119,498	147,694	158,394	172,185
Subscribers
(cumulative)**	-	-	4,505	14,540	33,377	53,263	73,196	88,754	103,562
Customers -
launched
(cumulative)	-	1	2	3	4	4	5	5	6

* Deferred Revenues of devices as of the last date of the applicable quarter;
** The number of subscribers will be reduced from time to time due to deactivation of some of our customers’ subscribers and replacement of devices.

To date, we have derived our revenues from a small number of customers. The revenues from major customers are outlined in the table below:

	Three Months Ended June 30,		Year Ended December 31,
	2007	2006	2006	2005	2004
Ogo:
AT&T Wireless [terminated in 2005]	—	—	—	85%	60%
Swisscom Mobile	54%	30%	45%	8%	—
e-Kolay	5%	8%	7%	2%	—
1&1	34%	59%	46%	—	—
Others	7%	3%	2%	5%	—

The following presents revenues by geographic breakdown:	Three Months Ended June 30,		Year Ended December 31,
	2007	2006	2006	2005	2004
United States	$—	$—	$—	$6,794	$572
Europe and Middle East	3,042	3,624	12,645	825	—
South America	128	5	184	—	—
Asia Pacific	—	100	100	348	300
Total	$3,170	$3,729	$12,929	$7,967	$872

Operating Expenses

Cost of Revenues

Cost of revenues relating to the Ogo devices consists primarily of the cost of (i) the device components that we procure directly from third party suppliers, (ii) the cost to us of having the device manufactured by Chi Mei, (iii) royalties for third party licenses for software included in the Ogo devices, shipping and packaging costs, salaries and related personnel expenses for employees engaged in the delivery and support of our products, (iv) allocation of fixed overhead and facility costs and (v) an allowance for the warranty of our products. As of June 30, 2007, the Company’s management believe, that due to the commercial launch of Ogo2.0 during the quarter it will be able to sell smaller quantities of its older products than it has previously anticipated, therefore it has recorded an inventory write down provision of $269,000 and it believes that it will not realize $ 680,000 from the advance payments and has recorded cost of revenues of $680,000 for advance payments to suppliers.

We provide a warranty for our products for various periods ranging from 12 to 30 months. We also receive a warranty from Chi Mei on the devices for a period of 12 months from delivery to us or our customer, as applicable. We provide an accrual to cover the costs of such commitments when we have received an indication from our customers that such warranty costs are probable to be incurred. Chi Mei’s warranty to us is recorded as income when reimbursement is received or Chi Mei assumes responsibility. The warranty costs are included in the cost of revenues.

Cost of revenues relating to our hosted services consists primarily of (i) royalty expenses for third party services included in the Ogo devices, (ii) salaries and related personnel expenses for employees engaged in the support of the hosted services and (iii) an allocation of fixed overhead and facility costs, based on the number of employees engaged in the support of the hosted services.

We have entered into agreements with various third party contractors who provide us with hosted services. These agreements typically include a monthly fee per use, with certain minimums per month. Until we are able to significantly expand the Ogo device subscriber base, our cost of revenues from these services on a per unit basis is expected to be relatively high.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel expenses, subcontractor costs related to the design, development and testing of new products and technologies, product enhancements and an allocation of fixed overhead and facilities costs related to research and development activity. We conduct research and development primarily in our facilities in Israel and Romania. All research and development costs are expensed as incurred. As of June 30, 2007, our research and development team was comprised of 82 employees and consultants in Israel and Romania. We expect our research and development expenses to increase in the future as we continue to expand our product offering, features and applications. We received royalty-bearing grants from the OCS for funding the development of PMG software and the OS. The grants were deducted from research and development expenses. Research and development grants are recognized when we satisfy all the conditions under the law for being entitled to such grants. We do not have any current plans to apply for additional research and development grants from the Government of Israel.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries, commissions, participation in our customers’ marketing efforts and related personnel expenses for those engaged in the sale and marketing of our products, travel, as well as related trade shows and promotional and public relations expenses and an allocation of fixed overhead and facilities costs related to marketing and sales activity. We maintain a direct sales force, as well as utilizing independent distributors and sales representatives, under various agreements and methods of compensation (such as salaries, consultancy fees, bonuses based on sales and commissions set as a percentage of selling price). As of June 30, 2007, our sales and marketing team was comprised of 24 professionals worldwide and is expected to grow in the future as we expand our sales and marketing activities worldwide. We expect our selling and marketing expenses to increase in the future due to an increase in direct expenses related to sales and marketing, including salaries to its additional direct sales force, as well as increased bonus payments and sales commissions on its revenues. In addition, as our customer base grows, we will be required to participate in additional marketing efforts.

Furthermore, in November 2005, certain of our stockholders, as well as Landa Ventures, Ltd. (“Landa”) and certain investment funds controlled by the Gemini Israel Funds (the “Gemini Funds”), entered into a Keep Well Agreement with one of our customers, under which they undertook to compensate the customer, up to a maximum liability of $4 million, for damages caused by our failure to meet our service or supply commitments, provided such failure was due to a lack of capital. As a consideration for such undertaking, in February 2006, IXI issued to such stockholders 11,478,379 shares of convertible preferred stock equivalent to 1,773,494 common shares of the Company post merger at an issue price equal to the par value of $0.01 per share. Under GAAP, the cost associated with this guarantee in the amount of $3.76 million is required to be recorded as a deferred charge against additional paid in capital, and the deferred charge was amortized to sales and marketing expenses over the expected guarantee period of 20 months ($188,000 per month). Since the Keep Well Agreement was terminated in connection with the $20 million bridge financing, the full amount of the cost associated with this guarantee was recognized as of December 31, 2006.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related personnel expenses for executive, accounting, finance, legal, human resources, administrative and network and information systems personnel, facilities maintenance, professional fees and other general corporate expenses. We will need to expand our general and administrative expenses as we expand our operations and sales to additional countries as well as additional regulatory compliance expenses relating to publicly traded company reporting obligations. In the three and six months ended June 30, 2007, the Company recognized non recurring charges following the consummation of the merger.

Financial Expenses, Net

Financial expenses, net of interest received on bank deposits and exchange rate differences resulting in a gain, when applicable, consist primarily of interest paid on short term and long term loans and on convertible bridge loans and of amortization of discount attributed to detachable warrant costs in connection with short-term loans, long-term loans and convertible loans. In the three and six months ended June 30, 2007, the Company recognized non recurring charges following the consummation of the merger.

Non-GAAP Financial Measures

We present the following non-GAAP financial measures: non-GAAP Cost of Revenues; non-GAAP operating income and non-GAAP net income;

Non GAAP Cost of Revenues reconciliation for the three months ended June 30, 2007:

IXI Mobile, Inc.
Reconciliation of Non-GAAP Financial Measure

	Three months ended	Three months ended
	June 30 2007	June 30 2006
	($K)	($K)

TOTAL REVENUES	3,171	3,729

GAAP Cost of Revenues:	4,062	4,096
GAAP Gross margin	-28.14%	-9.84%

Stock based option expense in GAAP Cost of Revenues	145	1

Inventory write-down (including vendor advance payments write-off)	837	83

Non GAAP Cost of Revenues (excluding the above)	3,080	4,012
Non GAAP gross margin	2.82%	-7.57%

Non GAAP Operating Loss reconciliation for the three months ended June 30, 2007:

IXI Mobile, Inc.
Reconciliation of Non-GAAP Financial Measure

	Three months ended	Three months ended
	June 30 2007	June 30 2006
	($K)	($K)

GAAP Operating loss	(10,168)	(6,266)
Stock based option and share expense in GAAP Operation expenses, including merger related expenses	2,881	95
Inventory write-down (including vendor advance payments write off)	837	83
Non GAAP Operating loss (excluding the above)	(6,450)	(6,088)

Non GAAP Net Loss reconciliation for the three months ended June 30, 2007:

IXI Mobile, Inc.
Reconciliation of Non-GAAP Financial Measure

	Three months ended	Three months ended
	June 30 2007	June 30 2006
	($K)	($K)
GAAP Net loss	(21,508)	(6,277)

Stock based option and share expense in GAAP Operation expenses, including merger related expenses	2,881	95
Inventory write-down (including vendor advance payments write off)	837	83
Financial expenses relating to merger	10,258	0
Non GAAP Net loss (excluding the above)	(7,532)	(6,099)

Non GAAP Cost of Revenues reconciliation for the six months ended June 30, 2007:

IXI Mobile, Inc.
Reconciliation of Non-GAAP Financial Measure

	Six months ended	Six months ended
	June 30 2007	June 30 2006
	($K)	($K)

TOTAL REVENUES	6,294	5,468

GAAP Cost of Revenues:	7,173	6,356
GAAP Gross margin	-13.97%	-16.24%

Stock based option expense in GAAP Cost of Revenues	146	2

Inventory write-down (including vendor advance payments write-off)	958	215

Non GAAP Cost of Revenues (excluding stock-based compensation expense and Inventory write-downs)	6,069	6,139
Non GAAP gross margin	3.57%	-12.27%

Non GAAP Operating Loss reconciliation for the six months ended June 30, 2007:

IXI Mobile, Inc.
Reconciliation of Non-GAAP Financial Measure

	Six months ended	Six months ended
	June 30 2007	June 30 2006
	($K)	($K)
GAAP Operating loss	(15,965)	(10,556)
Stock based option and share expense in GAAP Operation expenses, including merger related expenses	2,953	193
Inventory write-down (including vendor advance payments write-off)	958	215
Non GAAP Operating loss (excluding the above)	(12,054)	(10,148)

Non GAAP Net Loss reconciliation for the six months ended June 30, 2007:

IXI Mobile, Inc.
Reconciliation of Non-GAAP Financial Measure

	Six months ended	Six months ended
	June 30 2007	June 30 2006
	($K)	($K)
GAAP Net loss	(28,230)	(10,763)

Stock based option and share expense in GAAP Operation expenses, including merger related expenses	2,953	193
Inventory write-down (including vendor advance payments write off)	958	215
Financial expenses relating to merger	10,258	0
Non GAAP Net loss (excluding the above)	(14,061)	(10,355)

We excluded the following items in the development of the non-GAAP financial measures presented:

1) Stock-based compensation expenses.

We have excluded stock-based compensation expenses, which consist of expenses for stock-based compensation that we began recording under SFAS 123-R in the first quarter of fiscal 2006. We excluded these expenses primarily because they are non-cash expenses that we do not consider part of ongoing operating results when assessing the performance of our business.

2) Inventory write-down and Vendor advance payments write off.

We have excluded inventory write-down and vendor advance payments write off. Although these may be considered a recurring item under Item 10(e) of Regulation S-K, management evaluates its Cost of Revenues excluding this item in order to better understand the trends in its Cost of Revenues. Management thinks it is useful for investors in assessing the Cost of Revenues as compared to revenues, which is important for understanding the performance of our business.

3) General and administrative expenses recorded in connection with the issuance of stock, stock options and cash bonuses to our senior management.

We have excluded expenses recorded in connection with the issuance of stock, stock options and cash bonuses to Gideon Barak, co-Chairman and Amit Haller, President and Chief Executive Officer in connection with the consummation of the Merger and their specific compensation terms following the consummation of the merger. We excluded these expenses from our non-GAAP operating loss primarily because we believe that excluding these items allows investors to better assess our operating loss and to compare it to previous periods which did not include these expenses.

4) Finance expenses recorded in connection with the consummation of the merger

In addition to the above mentioned exclusions, we have also excluded financial expenses recorded in connection with the consummation of the merger. We exclude these expenses from our non-GAAP loss primarily because we believe that excluding these items allows investors to better assess our net loss and to compare it to previous periods which did not include these expenses.

Our non-GAAP presentation and information should not be considered as a substitute for, or as superior to, our financial information prepared in accordance with GAAP. The non-GAAP presentation does not reflect a comprehensive system of accounting, and they differ from similar financial information prepared in accordance with GAAP and from financial information not prepared in accordance with GAAP with the same or similar names that are used by other companies. We strongly urge investors and potential investors in our securities to review the reconciliation of our non-GAAP financial information to the comparable GAAP financial information that are included in this filing, and our consolidated financial statements, including the notes thereto, and the other financial information contained in our periodic filings with the SEC and not to rely on any single financial measure to evaluate our business. The principal limitation of our non-GAAP presentation is that it excludes significant expenses that are required by GAAP to be recorded. In addition, the non-GAAP presentation is subject to inherent limitations because it reflects the exercise of judgments by management about which charges are excluded from the non-GAAP presentation. To mitigate this limitation, we present our non-GAAP presentation in addition to our GAAP results, and recommend that investors do not give undue weight to the non-GAAP presentation.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements require management to make estimates and assumptions that affect the reported amounts of revenue and expenses, assets and liabilities and disclosure of contingent assets and liabilities, based upon information available at the time that they are made, historical experience and various other factors that are believed to be reasonable under the circumstances. These estimates are evaluated by us on an on-going basis. Actual results may differ from these estimates under different conditions. Our significant accounting policies are more fully described in note 2 to our consolidated financial statements included in Item 1 of this Quarterly Report and in IXI financial statements included in our proxy statement.

We believe that the application of the following critical accounting policies entails the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Our current sales arrangements with customers for sale of the Ogo devices include a number of elements or multiple deliverables that may represent individual units of accounting. These deliverables typically consist of the device (including software embedded in the device) and a variety of hosted services.

For these arrangements, we implement the guidance in EITF No. 00-21 “Revenue Arrangements with Multiple Deliverables”. The principles and guidance outlined in EITF No. 00-21 provide a framework to (a) determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and (b) determine how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. Each of these deliverables in the arrangement represents individual units of accounting if the product has (i) value to the customer on a stand-alone basis; (ii) vendor-specific objective and reliable evidence of fair value exists for the undelivered elements and (iii) the arrangement does not include a general right of return.

Typically, our products and service are considered separate units of accounting when we (i) enter into a contract with a customer for the supply of Ogo devices and (ii) provide hosted services. Currently, we have yet to establish a substantial vendor specific objective evidence of fair value for our devices sold and therefore, we use the residual method to allocate the arrangement consideration. Under the residual method, we first estimate the fair value of the undelivered elements (the hosted services) based on the price that we charge for those services when sold separately. After the fair value of the hosted services is established, the residual value is allocated to the delivered element (the Ogo device).

We recognize revenue from sales of the Ogo devices when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. We do not grant a right of return to our customers. The software embedded in the Ogo device was developed by us and incorporated into the hardware manufactured by Chi Mei. Almost all of our engineers are software engineers and the intellectual property developed by us is mostly software related. As the software embedded in the Ogo devices is not deemed to be incidental, we recognize revenues in accordance with the American Institute of Certified Public Accountants Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP No. 97-2”).

Assuming all the abovementioned criteria for revenue recognition have been met, we recognize revenue for our device sales when the end user has activated the service for the Ogo device and recognizes revenue for hosted services on a monthly basis when the services are rendered. Recognition of revenues from Ogo devices upon the activation of the device and related service by the end user, as opposed to recognizing revenues upon delivery to our customers, is due to the fact that we do not have sufficient experience with sales of the Ogo device in order to predict the appropriate volume of Ogo devices actually sold by our customer to end users. In the future, if there is sufficient experience, we may be able to recognize revenues based on delivery to our customers, assuming all other revenue recognition criteria are met.

We are committed to participating in the marketing and advertising efforts of a number of our customers through reimbursement of direct expenses actually paid by such customers, up to limited, pre-defined amounts. Such participation costs are recorded as selling and marketing expenses or as a deduction of revenues, as appropriate. Marketing participation is characterized as a reduction of revenue unless both of the following conditions are met:

•	we receive, or will receive, an identifiable marketing activity in exchange for the consideration; and

•	we can reasonably estimate the fair value of the marketing activity.

Warranty costs

We make provisions for warranty costs at the time such costs are deemed to be incurred. We incur an accrual to cover the costs of our warranty commitments when we have received indication from our customers that such warranty costs are probable to be incurred. Chi Mei’s warranty to us is recorded as income when reimbursement is received or when Chi Mei assumes responsibility. The warranty costs are included in the cost of revenues.

Inventories

Inventories are stated at the lower of cost or market value. Cost of raw materials and finished products is determined by the “first-in, first-out” method. We periodically evaluate our quantities on hand relative to historical costs and current market value and projected sales volume. Based on these evaluations, inventory write-offs and write-down provisions are provided to cover risks arising from slow moving items, technological obsolescence, excess inventories, discontinued products and market prices lower than cost. If the future market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made.

Accounting for stock-based compensation

Until December 31, 2005, we accounted for all employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and in accordance with FASB Interpretation No. 44, we applied the provisions of FAS 123 under the minimum value for disclosure purposes. Pursuant to these accounting pronouncements, we recorded compensation for stock options granted to employees over the vesting period of the options based on the difference, if any, between the exercise price of the options and the fair value of the underlying shares at that date of grant. Deferred compensation was amortized to compensation expense over the vesting period of the options and was included as salary as part of the cost of revenues, research and development costs, sales and marketing expenses and general and administrative expenses. This method requires that we make an estimate regarding the fair market value of our underlying shares. In making this estimate, we have used historical data, available third party valuations and management judgment. In November 2005, we issued to employees options to purchase shares of common stock under our Employee Stock Option Plans, at an exercise price determined by our board of directors as the fair market value of the underlying common stock. For our audited year end reports, we retained an independent third party valuation firm to determine the fair market value of common stock on various dates including November 2005, and their determination was that the fair market value of the common stock was higher than that determined by the board of directors. As a result, we recorded compensation expenses in the amount of approximately $800,000 out of which approximately $16,000 was recognized as an amortization of deferred stock compensation during 2005, approximately $242,000 was recognized in the year ended December 31, 2006 and approximately $50 was recognized in the three months ended June 30, 2007. In addition, under US tax law, a person taxed under US law who is granted an option at an exercise price which is less than the fair market value at the date of grant, may be subject to a tax liability upon the vesting of such options for the potential gain between the exercise price and the fair market value as well as to a 20% penalty tax. In July 2006, IXI’s board of directors resolved to offer US employees who so requested to change the exercise price of the options granted to those employees in November 2005 to equal the fair market value as of such date, in order to avoid any such tax consequences. Such changes in the exercise price were accounted as a modification under the provisions of SFAS 123(R). Since the new exercise price equals the fair market value of the shares upon the modification, and given the fact that all other option terms will remain as in the original award, no incremental compensation costs under the provisions of SFAS 123(R) were recognized.

We apply SFAS No. 123(R) and EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF No. 96-18”), with respect to options granted to non-employees. SFAS No. 123(R) requires the use of an option valuation model to measure the fair value of the warrants at the grant date. This method requires that we make an estimate regarding the fair market value of the underlying shares. Compensation expense in respect of options granted to non-employees amounted to $30 for the three months ended June 30, 2007.

In December 2004, the FASB issued Statement 123R, or SFAS 123(R). SFAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, which supersedes APB 25 and its authoritative interpretations.

SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focuses primarily on accounting for transactions in which an entity obtains employee and directors services in share-based payment transactions, and does not change the accounting guidance for share-based payment transactions with parties other than employees.

SFAS 123(R) eliminates the option of using APB 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued and requires issuers to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair-value-based method in SFAS 123(R) is similar to the fair-value-based method in SFAS 123 in most respects. The costs associated with the awards will be recognized over the period during which an employee is required to provide service in exchange for the award which is usually the vesting period. We adopted SFAS No. 123(R) using the prospective-transition method as required for nonpublic entities that uses the Minimum-Value method to account for their pro forma share-based payment disclosure under SFAS No. 123(R). As such, we will continue to apply APB 25 in future periods to equity awards outstanding at the date SFAS No. 123(R) adoption. All awards granted, modified, or settled after the date of adoption should be accounted for using the measurement, recognition, and attribution provisions of SFAS No. 123(R).

The new standard became effective for us beginning on January 1, 2006. The adoption of SFAS No. 123(R) did not have a material effect on our financial position or results of operations.

Stock-based compensation expense recognized under SFAS 123(R) for employees and consultants for the three months ended June 30, 2007 and for the year ended December 31, 2006 amounted to approximately $1,600,000 and $430,000, respectively, including continuation of expense recognized pursuant to APB 25.

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, “Stock-Based Payment” (“SAB No. 107”). SAB No. 107 provides the SEC staff’s position regarding the application of FAS 123(R) and contains interpretive guidance related to the interaction between Statement No. 123(R) and certain SEC rules and regulations, and also provides the SEC staff’s views regarding the valuation of stock-based payment arrangements for public companies. SAB No. 107 highlights the importance of disclosures made relating to the accounting for stock-based payment transactions.

Commitments and Contingent Liabilities

Litigation claims

Liabilities related to legal proceedings, demands and claims are recorded when it is probable that a liability has been incurred and the associated amount can be reasonably estimated. Based on the opinion of our legal counsel, our management believes that we had provided an adequate accrual to cover the costs to resolve any outstanding legal proceedings, demands and claims.

OCS

Our management has assessed that due to our breach of the Law for the Encouragement of Research and Development in the Industry, 1984, we may be required to repay all funds granted by the OCS, including accrued interest at the LIBOR rate. If we are required to pay to the OCS amounts which are significantly higher than estimated by our management, our business, financial condition and results of operations may be adversely affected. For further discussion of this issue, see “Overview” above.

Results of Operations

Three months ended June 30, 2007 (unaudited) compared to three months ended June 30, 2006 (unaudited)

Revenues

Our revenues for the three months ended June 30, 2007 were approximately $3.2 million, compared to approximately $3.7 million for the three months ended June 30, 2006. The revenues for the three months ended June 30, 2007 included approximately $2.5 million from sale of Ogo devices to Swisscom, 1&1 Ancel and e-Kolay, approximately $550,000 from hosted services and approximately $110,000 from non-recurring engineering contracts. The revenues for the three months ended June 30, 2006 included $3.4 million from sale of Ogo devices to Swisscom and e-Kolay and approximately $180,000 from hosted services.

Cost of revenues

Our total cost of revenues for the three months ended June 30, 2007 was approximately $4 million, compared to approximately $4 million for the three months ended June 30, 2006.

Our cost of revenues was higher than revenues in the three months ended June 30, 2007 due to a number of key factors:

•
As of June 30, 2007, the Company’s management believe, that due to the commercial launch of Ogo2 during the quarter it will be able to sell smaller quantities of its older products than it has previously anticipated, therefore it will not realize inventory in the amount of $156,000;

•
Due to the Company's management belief mentioned in the previous bullet, the Company has written off vendor advance payments in the amount of $680,000. Vendor advance payments are installments paid to vendors prior to the date the Ogo units are shipped to us or designated customers and are required to finance the production of the Ogo devices. The advance payments are mainly to enable our vendors to purchase raw materials with long supply period, are based on the progress of the production and are deducted from the total shipment payment which is accrued upon the delivery of the Ogo units.

•
Cost of revenues for the Ogo-related hosted services consists primarily of payments to our subcontractors who provide hosted services and to instant messaging service providers. Our cost of revenues related to the services decreased in the three months ended June 30, 2007, compared with the three months ended June 30, 2006, by comparison to our revenues, due to our agreement with a major IM supplier, that was amended in 2007 and was valid as of January 1, 2007, which requires us to pay certain minimum fees per month materially lower than in 2006. The main terms of the Amendment are as follows: (i) the minimum amount to be paid has been reduced to $2.8 million through September 2009 beginning January 2007 as compared to $3.6 million in calendar year 2006 and $7.8 million in calendar year 2007; and (ii) the term of the agreement has been extended until September 30, 2009.

•
Salaries and related personnel expenses for employees engaged in the delivery and support of our products and employees engaged in the support of the hosted services, as well as the allocation of fixed overhead and facility costs, are fixed costs and as such, had an adverse impact on the cost of revenues due to the small number of units sold or with respect to which revenue was recognized.

Research and development expenses, net

Our net research and development expenses increased by 200% to approximately $4.1 million for the three months ended June 30, 2007 from approximately $1.4 million for the three months ended June 30, 2006. The increase was primarily attributable to an increase in the headcount and fixed overhead and facility costs in the amount of approximately $500,000, an increase of stock based compensation in the amount of approximately $225,000, increase in expenses in the amount of $390,000, primarily attributable to an increase in subcontractors expenses and additional expenses of approximately $1.7 million for development of new applications and new models of the Ogo device including: the development of the Ogo 2.0, a new generation of Ogo devices for individual and professional users based on a new, more advanced, technology platform, the development of the Ogo Code division multiple access (“CDMA”), a new generation of Ogo devices which is based on EV-DO technology and the development of additional Ogo products. In contrast, during the three months ended June 30, 2006, IXI developed the Ogo 1.0 model CT-17 device.

Selling and Marketing expenses

Our selling and marketing expenses decreased by 63% to approximately $1.4 million for the three months ended June 30, 2007 from approximately $3.8 million for the three months ended June 30, 2006. The decrease was primarily attributable to a decrease of approximately $2.8 million recorded as amortization of the above mentioned Keep Well Agreement during the three months ended June 30, 2006, offset by an increase in the headcount and fixed overhead costs and facility costs in the amount of approximately $250,000, an increase of stock based compensation in the amount of approximately $87,000, and an increase in travel expenses in the amount of approximately $140,000.

General and administrative expenses

Our general and administrative expenses increased by 390% to approximately $3.8 million for the three months ended June 30, 2007 from approximately $770,000 for the three months ended June 30, 2006. The increase was primarily attributable to an increase of approximately $1.3 million on account of the issuance of 216,000 shares of our common stock to Gideon Barak, our co-Chairman, upon the consummation of the merger, an increase of approximately $1.0 million in stock based compensation expenses following new option grants, an increase in the salaries, headcount and fixed overhead of approximately $480,000, that comprises of approximately $220,000 for a one time bonus that was granted to Amit Haller, our Chief Executive Officer following the consummation of the merger and $94,000 expenses related to bonus plans of Gideon Barak, our co-Chairman and Amit Haller and an increase of costs in the amount of approximately $250,000 which resulted mainly from a provision for doubtful debt in the amount of approximately $110,000 and increase in legal and audit costs in the amount of approximately $140,000.

The $94,000expenses related to bonus plans of Gideon Barak, our co-Chairman and Amit Haller that were recorded in the three months ended June 30, 2007 as a result of the consummation of the merger, have the following explanation:

1) We may be required to record General and Administration non recurring expenses in the aggregate amount of approximately $2 million in connection with the issuance to Gideon Barak, co-Chairman, of options to purchase 450,000 shares of our common stock, at an exercise price of $5.00, which vest upon reaching various price per share targets; these expenses will be recorded over a period of approximately 42 months from the consummation of the merger; an amount of $38,000 was recorded as an expense as of June 30, 2007;

2) We may be required to record General and Administration non recurring expenses in the aggregate amount of approximately $1.9 million in connection with the issuance to Amit Haller, Chief Executive Officer, of options to purchase 450,000 shares of our common stock, at an exercise price of $6.06, which vest upon reaching various price per share targets; these expenses will be recorded over a period of approximately 42 months from the consummation of the merger; an amount of $36,000 was recorded as expense as of June 30, 2007;

3) We will be required to record General and Administration non recurring expenses of up to approximately $1 million in connection with cash bonuses in the amount of up to $1.4 million that may be paid to each of Gideon Barak, co-Chairman, and Amit Haller, Chief Executive Officer, upon reaching various price per share targets. These expenses will be recorded over a period of approximately 42 months from the consummation of the merger; an amount of $20,000 was recorded as expense as of June 30, 2007.

Financial expenses, net

Our financial expenses, net for the three months ended June 30, 2007 increased by 2,070% and amounted to approximately $11.3 million from approximately $520,000 for the three months ended June 30, 2006. This change was primarily attributable to interest on bridge loans and credit lines, which increased by approximately $1.8 million, and additional financial expenses recorded in connection with the consummation of the merger, as follows:

1) We accounted for the modification to the terms of the bridge loan under the provisions of EITF 06-6, "Debtor's Accounting For A Modification (or Exchange) of Convertible Debt Instruments", as an extinguishment of the bridge loan, and the issuance of a new loan under the modified terms. As such, we recorded an immediate loss of approximately $8.8 million for the extinguishment of the original bridge loan as additional financial expenses. This included approximately $2.9 million for the extinguishment of the bridge loan (such amount includes costs for issuance of 600,000 shares of common stock to Southpoint) and approximately $6.0 million as detailed below. The amended bridge loan was recorded in the balance sheet based on its fair value which amounted to approximately $26 million. As the fair value of the amended bridge loan is greater than its contractual repayment schedule, such premium in the amount of approximately $5.9 million will be amortized over the contractual term of the loan (12 months) using the effective interest method as financial income. As of June 30, 2007, the Company recorded finance income of approximately $2.5 million as an effective interest income derived from the valuation of the loan.

2) In addition, we recorded approximately $2.4 million on account of the grant of 400,000 shares of common stock to Southpoint in accordance with the terms of the amendment to the bridge loan, and non recurring, financial expenses of approximately $1.2 million due to the full amortization of various deferred debt costs related to the bridge loan.

3) We recorded non recurring, financial expenses of approximately $125,000 in connection with the issuance to certain financial institutions which provided advisory services to us of warrants to purchase 100,000 shares of our common stock at an exercise price of $ 5.00, expiring in 2009.

4) We recorded the following deferred debt costs on our Balance Sheet as of June 30, 2007, which will be amortized as financial expenses over a period of 12 months from the consummation of the merger:

a) Approximately $180,000 on account of the issuance of 30,000 shares of our common stock to certain private placement agents who participated in identifying potential bridge lenders; an amount of $12,000 was amortized as of June 30, 2007;

b) Approximately $2.4 million on account of the issuance of 400,000 shares of our common stock to the Guarantors; an amount of $160,000 was amortized as of June 30, 2007;

Net loss

We had a net loss from continuing operations of approximately $21.5 million, compared with net loss of approximately $6.3 million for the three months ended June 30, 2007 and 2006, respectively, due to the reasons mentioned above.

Six months ended June 30, 2007 (unaudited) compared to six months ended June 30, 2006 (unaudited)

Revenues

Our revenues for the six months ended June 30, 2007 were approximately $6.3 million, compared to approximately $5.5 million for the six months ended June 30, 2006. The revenues for the six months ended June 30, 2007 included approximately $5.2 million from sale of Ogo devices to Swisscom, 1&1 Ancel and e-Kolay, approximately $1.0 million from hosted services and approximately $140,000 from non-recurring engineering contracts. The revenues for the six months ended June 30, 2006 included $5.1 million from sale of Ogo devices to Swisscom and e-Kolay, approximately $260,000 from hosted services and approximately $100,000 revenues which we received from SK Teletech Co. Ltd. in 2005, but were recognized only in the second quarter of 2006 once maintenance fees under the agreement were received.

Cost of revenues

Our total cost of revenues for the six months ended June 30, 2007 was approximately $7.2 million, compared to approximately $6.4 million for the six months ended June 30, 2006.

Our cost of revenues was higher than revenues in the six months ended June 30, 2007, due to a number of key factors:

•
As of June 30, 2007, the Company’s management believes that due to the commercial launch of Ogo2 during the second quarter it will be able to sell smaller quantities of its older products than it has previously anticipated, therefore it will not realize inventory in the amount of $156,000. In addition, during the first quarter the Company has written off inventory in the amount of $121,000 due to swap devices that could no longer be utilized.

•
Due to the Company's management belief mentioned in the previous bullet, the Company has written off vendor advance payments in the amount of $680,000. Vendor advance payments are installments paid to vendors prior to the date the Ogo units are shipped to us or designated customers and are required to finance the production of the Ogo devices. The advance payments are mainly to enable our vendors to purchase raw materials with long supply period, are based on the progress of the production and are deducted from the total shipment payment which is accrued upon the delivery of the Ogo units.

•
Cost of revenues for the Ogo-related hosted services consists primarily of payments to our subcontractors who provide hosted services and to instant messaging service providers. Our cost of revenues related to the services decreased in the six months ended June 30, 2007, compared with the six months ended June 30, 2006, by comparison to our revenues, due to our agreement with a major IM supplier, that was amended in 2007 and was valid as of January 1, 2007, which requires us to pay certain minimum fees per month materially lower than in 2006. The main terms of the Amendment are as follows: (i) the minimum amount to be paid has been reduced to $2.8 million through September 2009 beginning January 2007 as compared to $3.6 million in calendar year 2006 and $7.8 million in calendar year 2007; and (ii) the term of the agreement has been extended until September 30, 2009.

•
Salaries and related personnel expenses for employees engaged in the delivery and support of our products and employees engaged in the support of the hosted services, as well as the allocation of fixed overhead and facility costs, are fixed costs and as such, had an adverse impact on the cost of revenues due to the small number of units sold or with respect to which revenue was recognized.

Research and development expenses, net

Our net research and development expenses increased by approximately 160% to approximately $7.1 million for the six months ended June 30, 2007 from approximately $2.8 million for the six months ended June 30, 2006. The increase was primarily attributable to an increase in the headcount and fixed overhead and facility costs in the amount of approximately $1.0 million, an increase of stock based compensation in the amount of approximately $220,000, an increase in expenses in the amount of $820,000, primarily attributable to an increase in subcontractors expenses in the amount of $650,000 and legal expenses related to patents in the amount of approximately $150,000 and additional expenses of approximately $2.2 million for development of new applications and new models of the Ogo device including: the development of the Ogo 2.0, a new generation of Ogo devices for individual and professional users based on a new, more advanced, technology platform, the development of the Ogo Code division multiple access (“CDMA”), a new generation of Ogo devices which is based on EV-DO technology and the development of additional Ogo products. In contrast, during the six months ended June 30, 2006 IXI developed the Ogo 1.0 model CT-17 device.

Selling and Marketing expenses

Our selling and marketing expenses decreased by 37% to approximately $3.3 million for the six months ended June 30, 2007 from approximately $5.3 million for the six months ended June 30, 2006. The decrease was primarily attributable to a decrease of approximately $3.4 million recorded as amortization of the above mentioned Keep Well Agreement during the six months ended June 30, 2006, offset by an increase in the headcount and fixed overhead costs and facility costs in the amount of approximately $500,000, an increase of stock based compensation in the amount of approximately $80,000, an increase in trade shows in the amount of $290,000, an increase in sales commissions in the amount of $250,000 and an increase in expenses in the amount of $340,000 primarily attributable to increase in travel expense in the amount of approximately $200,000 and in costs of sales representatives in the amount of approximately $140,000.

General and administrative expenses

Our general and administrative expenses increased by 195% to approximately $4.6 million for the six months ended June 30, 2007 from approximately $1.6 million for the six months ended June 30, 2006. The increase was primarily attributable to an increase of approximately $1.3 million on account of the issuance of 216,000 shares of our common stock to Gideon Barak, our co-Chairman, upon the consummation of the merger, an increase of approximately $1.0 million in stock based compensation expenses following new option grants, an increase in the salaries, headcount and fixed overhead of approximately $560,000 that comprises primarily of approximately $220,000 one time bonus that was granted to the CEO following the consummation of the merger and increase in headcount;. Also, an increase in other expenses was recorded as a provision for doubtful debt in the amount of approximately $110,000.

The $94,000 expenses related to bonus plans of Gideon Barak, our co-Chairman and Amit Haller that were recorded in the three months ended June 30, 2007 as a result of the consummation of the merger, have the following explanation:

1) We may be required to record non recurring General and Administration expenses in the aggregate amount of approximately $2.0 million in connection with the issuance to Gideon Barak, co-Chairman, of options to purchase 450,000 shares of our common stock, at an exercise price of $5.00, which vest upon reaching various price per share targets; these expenses will be recorded over a period of approximately 42 months from the consummation of the merger; an amount of $38,000 was recorded as an expense as of June 30, 2007;

2) We may be required to record non recurring, General and Administration expenses in the aggregate amount of approximately $1.9 million in connection with the issuance to Amit Haller, our Chief Executive Officer, of options to purchase 450,000 shares of our common stock, at an exercise price of $6.06, which vest upon reaching various price per share targets; these expenses will be recorded over a period of approximately 42 months from the consummation of the merger; an amount of $36,000 was recorded as expense as of June 30, 2007;

3) We will be required to record non recurring, General and Administration expenses of up to approximately $1 million in connection with cash bonuses in the amount of up to $1.4 million that may be paid to each of Gideon Barak, co-Chairman and Amit Haller, Chief Executive Officer, upon reaching various price per share targets. These expenses will be recorded over a period of approximately 42 months from the consummation of the merger; an amount of $20 was recorded as expense as of June 30, 2007.

Financial expenses, net

Our financial expenses, net for the six months ended June 30, 2007 increased by 1,630% and amounted to approximately $12.2 million from approximately $700,000 for the six months ended June 30, 2006. This change was primarily attributable to interest on bridge loans and credit lines, which increased by approximately $2.5 million, and additional financial expenses recorded in connection with the consummation of the merger, as follows:

1) We accounted for the modification to the terms of the bridge loan under the provisions of EITF 06-6, "Debtor's Accounting For A Modification (or Exchange) of Convertible Debt Instruments", as an extinguishment of the bridge loan, and the issuance of a new loan under the modified terms. As such, we recorded an immediate loss of approximately $8.8 million for the extinguishment of the original bridge loan as additional financial expenses. This included approximately $2.9 million for the extinguishment of the bridge loan (such amount includes costs for issuance of 600,000 shares of common stock to Southpoint) and approximately $6.0 million detailed below. The amended bridge loan was recorded in the balance sheet based on its fair value which amounted to approximately $26 million. As the fair value of the amended bridge loan is greater than its contractual repayment schedule, such premium in the amount of approximately $5.9 million will be amortized over the contractual term of the loan (12 months) using the effective interest method as financial income. As of June 30, 2007, the Company recorded finance income of approximately $2.5 million as an effective interest income derived from the valuation of the Convertible Bridge Loan.

2) In addition, we recorded approximately $2.4 million on account of the grant of 400,000 shares of common stock to Southpoint in accordance with the terms of the amendment to the bridge loan, and non recurring, financial expenses of approximately $1.2 million due to the full amortization of various deferred debt costs related to the bridge loan.

3) We recorded non recurring, financial expenses of approximately $125,000 in connection with the issuance to certain financial institutions which provided advisory services to us of warrants to purchase 100,000 shares of our common stock at an exercise price of $ 5.00, expiring in 2009.

4) We recorded the following deferred debt costs on our Balance Sheet as of June 30, 2007, which will be amortized as financial expenses over a period of 12 months from the consummation of the merger:

a) Approximately $180,000 on account of the issuance of 30,000 shares of our common stock to certain private placement agents who participated in identifying potential bridge lenders; an amount of $12,000 was amortized as of June 30, 2007;

b) Approximately $2.4 million on account of the issuance of 400,000 shares of our common stock to the Guarantors; an amount of $160,000 was amortized as of June 30, 2007.

Net loss

We had a net loss from continuing operations of approximately $28.2 million, compared with net loss of approximately $10.8 million for the six months ended June 30, 2007 and 2006, respectively, due to the reasons mentioned above.

Liquidity and Capital Resources

As of June 30, 2007, we had cash and cash equivalents aggregating approximately $31.6 million.

IXI Funding

Since our inception, our operations have been funded through capital investments from our stockholders, loans from venture lenders and banks, OCS grants and cash flow from operations.

Working Capital Needs

Since our founding, we have generated recurring losses from operations and negative cash flows from operating activities. As of June 30, 2007, we had a stockholders’ deficiency of approximately $7.5 million. We plan to continue to finance our operations through raising additional capital, and in the longer term, to generate sufficient revenues to finance our operations. There can be no assurances, however, that we will be successful in obtaining an adequate level of financing needed for our operations and long-term development or, that we will ever reach profitability and/or generate sufficient revenues to finance our operations. Therefore, our auditor expressed substantial doubt regarding our ability to continue as a going concern due to our working capital deficiency as of December 31, 2006 and continuing losses. We will need to raise additional funds to expand our business and manage our growth. The amount and timing of these capital requirements will depend on many factors. At this time, the amount of additional capital that we will require in the future is not quantifiable and timing thereof is not determinable. If we cannot maintain or obtain adequate capital to manage our business strategy and expected growth targets, our business, results of operations and financial condition may be adversely affected.

The main drivers for our working capital needs are the following:

Fulfillment of expanding Ogo sales orders. Our current payment terms with most of our suppliers are such that we need to pay a significant portion of the manufacturing costs relating to the Ogo devices prior to their delivery. The standard payment terms which we usually extend to our customers require payment within 30 days of delivery of the devices. Consequently, we are often forced to finance outstanding sales orders for several months. As our sales grow, significant cash will be required to finance its purchases of Ogo devices from its suppliers.

Currently, we do not independently generate sufficient cash to meet our day to day operations needs and commitments. In addition to our regular operating needs (such as our research and development expenses, sales and marketing expenses and general and administrative expenses), as of December 31, 2006, we had the following contractual obligations and commercial commitments:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)

Operating leases(1)	$1,329	$556	$773	$0	$0
Motor vehicles leases	$468	$299	$169	$0	$0
Purchase obligations(2)	$3,000	$3,000	$0	$0	$0
Other long-term commitment(3)	$9,027	$8,393	$634	$0	$0
Severance pay(4)	$721
Bridge Loan	$21,067	$0	$21,067	$0	$0
Total contractual Obligations	$35,612	$12,248	$22,643	$0	$0

——————

(1) The operating leases are for the premises that we lease for our operations, research and development, sales and marketing and headquarters.

(2) As of December 31, 2006, we had open purchase orders with third party suppliers mainly for the manufacturing of the Ogo devices for the total amount of approximately $3 million.

(3) The agreement with a major IM provider provides for minimum amounts committed to be paid by us by September 2009 of $2.8 million. The other agreements with our third-party provider of hosted services and another major IM supplier provides for an aggregate minimum amounts commitment to be paid by us for the years 2007, 2008 and 2009 in the amount of $413,000, $604,000 and $30,000, respectively.

(4) Severance pay relates to accrued severance obligations to our Israeli employees as required under the Israeli labor law. These obligations are payable only upon termination, retirement or death of the respective employee and there is no obligation if the employee voluntarily resigns. Of this amount only $125,000 is unfunded.

Bridge loans

In order to satisfy IXI’s working capital requirements prior to the completion of the merger, on June 20, 2006, IXI entered into a bridge loan agreement, as amended, with Southpoint and IXI R&D, IXI’s wholly-owned subsidiary. Pursuant to the terms of the bridge loan, Southpoint loaned to IXI R&D $20 million (from which we paid $1.7 million in cash compensation to certain private placement agents and $700,000 in cash compensation, upon consummation of the merger, to certain financial institutions providing advisory services to us), with us acting as guarantor thereto. The bridge loan bears interest of 10% per annum.

The bridge loan will be repaid upon the earlier of: (1) June 6, 2008 (the “Repayment Date”); (2) the acceleration of the bridge loan in accordance with the agreement event (2) above being referred to as the “Maturity Date”). We have unconditionally guaranteed all of the obligations of IXI R&D under the financing documents, and all obligations of IXI and IXI R&D are secured by a perfected first priority security interest on our and IXI R&D’s assets (subject to limited exceptions).

In addition, Landa and the Gemini Funds (the “Guarantors”), both former stockholders of IXI who previously guaranteed a credit line and a loan received by IXI R&D from Bank Leumi Le’Israel Ltd. (the “Bank”) in the total amount of $8 million (the “Guaranty”), have undertaken in a Letter Agreement dated June 19, 2006 (the “Letter Agreement”) to extend their Guaranty and to maintain the existing bank credit line and loan at $8 million until the Repayment Date or Maturity Date (as the case may be). Pursuant to the Letter Agreement, each of the Guarantors is entitled to assume all or any part of any amounts owed by IXI R&D to the Bank under the line of credit or under the loan and in any such event any such assuming Guarantor shall be entitled to the same rights and benefits conferred to the bridge lender by the Bridge Loan Agreement. In consideration of the extension of the Guaranty, the Guarantors are entitled to a fee equal to the difference between the interest paid to Bank Leumi Le’Israel Ltd. and the amount of interest that IXI would have paid to Bank Leumi Le’Israel Ltd. if IXI’s credit facility bore interest at a rate equal to the rate set forth in the Bridge Loan Agreement. As of June 30, 2007, we owed an aggregate of $150,000 to Landa and the Gemini Funds in consideration for their guarantee of this credit facility.

With the consummation of the merger, Southpoint received 1,000,000 shares of our common stock and the Guarantors received 400,000 shares of our common stock. We also issued an additional 30,000 shares of common stock to certain private placement agents who participated in identifying potential bridge lenders, together with cash compensation in the amount of $1.7 million. In addition, each of Southpoint and the Guarantors will be entitled to convert all or part of its respective debt facility (including accrued interest thereon), into shares of our common stock until June 6, 2008, at a price of $5.50 per share. Furthermore, if each of the above convert 50% or more of its respective debt facility (excluding accrued interest thereon), it will be entitled to receive warrants to purchase common stock at an exercise price of $5.00, expiring in 2009. The maximum total number of shares under the warrants will be 1,000,000, allocated between Southpoint and the Guarantors according to the proportionate amount of their debt facility. We have assumed the foregoing obligations in conjunction with and as part of the merger. Southpoint and the Guarantors have agreed to be subject to lock-up arrangements which have been agreed to by the former principal stockholders of IXI (excluding warrants to purchase shares of our common stock that may be issued to the private placement agents in connection with the conversion of Southpoint’s debt facility) and will be entitled to registration rights on the same terms as those stockholders.

We accounted for the warrants that may be issued under EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. Since the conversion of the convertible debt is a contingent upon future events, the beneficial conversion feature of the debt will be recorded to the extent that triggering event occurs and the contingency is resolved, based on the original fair value of our shares on the date of issuance of the convertible debt. In addition, since the issuance of the warrants is dependent upon the conversion of the debt, the relative fair value of the warrants will be recorded upon conversion of the debt, based on the original fair value of our warrants on the date of issuance of the convertible debt.

In December 2006, the parties to the bridge loan agreed to amend the loan. According to the amendment, the interest rate of the loan is a flat interest of 10% per annum throughout the term of the loan (as opposed to 20% as of the second year of the loan). Furthermore, the lender is entitled to receive 1,000,000 shares of our common stock (as opposed to 600,000 shares under the previous terms) and the guarantors are entitled to receive 400,000 shares of common stock (as opposed to 240,000 shares under the previous terms). All other terms of the loan remain the same.

We accounted for the modification to the terms of the bridge loan under the provisions of EITF 06-6, “Debtor’s Accounting For A Modification (or Exchange) of Convertible Debt Instruments”, as an extinguishment of the bridge loan, and the issuance of a new loan under the modified terms, and as such, we recorded a significant immediate loss as additional financial expenses, as detailed in the comparison of operating results for the three months ended June 30, 2007 (unaudited) compared to three months ended June 30, 2006 (unaudited) above.

Due to the prolonged merger process and in order to satisfy IXI’s working capital requirements prior to consummation of the merger, IXI and IXI R&D entered into the March 2007 Loans with certain IXI shareholders and lenders of the Convertible Bridge Loan under which IXI received gross of $6 million in two tranches of $3 million each. The March 2007 Loans bear interest at the rate of 10% per annum. One-half of the March 2007 Loans is to be repaid on June 6, 2008 and the balance of the March 2007 Loans shall be due and payable on June 6, 2009, in each case together with any interest accrued and unpaid thereon. Thereafter, IXI borrowed an additional $5 million, which has been repaid in full.

Capital investments

To date, IXI has raised over $60 million in investments from it stockholders. In the last three years, the major financing rounds were the following:

In January and February 2003, IXI issued additional series C convertible preferred stock in consideration of $9 million.

In August 2004, IXI issued series D convertible preferred stock in consideration of $12 million ($3.5 million of which was represented by the conversion of convertible loans which were made in the financing round in May and July 2004).

In January and February 2005, IXI issued additional series D convertible preferred stock in consideration of $10 million.

In January and February 2006, IXI issued series D-1 convertible preferred stock in consideration of the conversion of a convertible loan made to IXI in July 2005 in the amount of $6.3 million, including interest on the converted loan.

Pursuant to and at the closing of the merger agreement, all of the preferred shares were converted to shares of common stock. Since the merger and as of June 30, 2007, we have not received any further capital investment.

Short term loans

In December 2004, IXI received a short-term loan from an Israeli bank in the amount of $1.3 million, which bore interest at an annual interest rate of 5.4% and was repaid in one installment on January 3, 2005. This short-term loan was guaranteed by certain IXI stockholders.

In October 2005, IXI R&D received a short-term bank credit from an Israeli bank in the amount of $750,000 which bears annual interest at a rate of LIBOR + 3%. In January, 2006, the short-term bank credit was fully repaid by IXI R&D.

In March 2006, IXI received a short-term loan from an Israeli bank, guaranteed by the Guarantors, in the amount of $4 million, which bears annual interest at a rate of 9% and is to be repaid in full in a single installment on June 29, 2006. In April, 2006, the Guarantors guaranteed a credit line from the same Israeli bank in the amount of up to $4 million. The Guarantors have undertaken in the Letter Agreement to extend their guaranty and to maintain the existing bank credit line and loan at $8 million until the Repayment Date or Maturity Date (as the case may be). On December 31, 2006, the Company received an extension of the term of the $8 million short-term bank credit, to be repaid on May 15, 2007. For further discussion see the section “Liquidity and Capital Resources - Bridge Loans.”

On June 8, 2006, IXI R&D received a short-term loan from an Israeli bank in the amount of $2 million which bore annual interest at a rate of LIBOR + 4% and was repaid in full in a single installment on June 20, 2006.

On May 17, 2007 IXI signed a short term loan agreement with a new lender and with its existing shareholders (the "Lenders") whereby the Lenders extended a $ 5 million short term loan with the following terms: (i) annual interest of 15% (ii) maturity date is 60 days from the closing of the Merger (iii) 2% including VAT cash fee has been paid on the date in which the Merger was consummated.

During July and August, 2007 the short term loan was repaid in full.

Long term loans

In August 2003, IXI and certain affiliates of Western Technology Investments, a venture lender which was also a stockholder of IXI, signed a loan and security agreement in the amount of up to $4.5 million which was fully drawn by IXI in January 2004. The loan bore interest at an annual rate equal to the U.S. dollar prime rate plus 9.2% on $2.0 million of the loan and the prime rate plus 9.4% on the remaining $2.5 million and is to be repaid in 30 monthly installments (the last installment was scheduled to be paid in July 2006). During the years ended December 31, 2006, 2005 and 2004 principal amounts of $1.0 million, $1.8 million, $1.3 million respectively were repaid by IXI.

In October 2004, IXI signed a second loan and security agreement with certain affiliates of Western Technology Investments in the amount of up to $5.0 million, of which approximately $3.0 million was drawn in November 2004. The loan bore interest at the annual rate of 12.1% (which was indexed to the base prime rate of 4.75%) and is to be repaid in 30 monthly installments. During the years ended December 31, 2006, 2005 and 2004 principal amounts of $1.6 million, $1.1 million and $86,000 respectively were repaid by IXI.

The total outstanding amount of both loans was repaid upon consummation of the bridge loan with Southpoint and the floating charge on the assets of IXI R&D was replaced with a floating charge in favor of Southpoint.

Due to the prolonged Merger process and in order to satisfy IXI's working capital requirements prior to receipt of the Merger consideration, IXI and IXI R&D entered into new bridge loan agreements (“March 2007 Loans”) with certain IXI shareholders and lenders of the Convertible Bridge Loan under which IXI received gross of $6,000,000 in two tranches of $3,000,000 each. The March 2007 Loans bear interest at the rate of 10% per annum. One-half of the March 2007 Loans is to be repaid on June 6, 2008 and the balance of the March 2007 Loans shall be due and payable on June 6, 2009, in each case together with any interest accrued and unpaid thereon.

Cash Flow Analysis

Our continuing operating activities used cash in the amount of approximately $16.5 million for the six months ended June 30, 2007, compared with cash used in operating activities of approximately $8.5 million for the six months ended June 30, 2006. This increase use was mainly due to an increase in continuing losses of approximately $17.0 million, offset mainly by an increase in merger expenses and loan valuation of approximately $10.2 million.

Our investing activities relating to our continuing operations used cash in the amount of $61,000 for the six months ended June 30, 2007, compared with cash used in investing activities of approximately $67,000 for the six months ended June 30, 2006. In each period, cash was primarily used for purchase of property and equipment.

Our financing activities provided cash in the amount of approximately $45.4 million for the six months ended June 30, 2007. These are due to proceeds from issuance of common stock in reverse acquisition of ITAC, net of issuance costs, of $33.4 million and proceeds from convertible loan of approximately $6.0 million, proceeds from short term loan of approximately $5 million, and proceeds from short-term bank credit in the amount of approximately $0.9 million. IXI’s financing activities provided cash in the amount of $23.6 million the six months ended June 30, 2006 due to proceeds from convertible loan of $20 million and proceeds from short-term bank credit in the amount of $7.3 million which were offset by the repayment of a short term bank loan in the amount of approximately $750,000 and a long-term bank loan in the amount of approximately $2.6 million.

We had a working capital deficiency of approximately $5.5 million at December 31, 2006 and $4.0 million at December 31, 2005 and our ratio of current assets to current liabilities was 1.42 at June 30, 2007, 0.82 at December 31, 2006 and 0.74 at December 31, 2005.

Off-Balance Sheet Arrangements

There are currently no off-balance sheet arrangements, nor any during the last three years, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to us.

Corporate Tax

Domestic

At December 31, 2006, we had U.S. federal net operating losses carryforwards of approximately $18 million that can be carried forward and offset against taxable income, subject to ordinary corporate tax in the United States, and expiring from 2021 through 2026.

Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization. A full valuation allowance was provided to reduce the benefit of net operating losses, since it is more likely than not that such tax benefits will not be utilized in the foreseeable future.

Net operating loss carryforwards

We have accumulated operating losses that can be carried forward and offset against taxable income, and which result in deferred tax assets. We currently believe that it is more likely than not that the deferred tax regarding the carryforward of losses will not be realized in the foreseeable future, and provides a valuation allowance to reduce the benefit of the deferred tax assets. The change in valuation allowance as of December 31, 2006 compared to December 31, 2005 was an increase in the amount of approximately $906,000.

Foreign

At December 31, 2006, IXI R&D had accumulated losses for tax purposes in the amount of approximately $52 million, which may be carried forward and offset against taxable income in the future for an indefinite period.

We expect that during the period in which these tax losses related to IXI R&D are utilized, our income would be substantially tax exempt. Accordingly, no deferred income taxes in respect of such losses have been included in our financial statements.

General corporate tax structure in Israel

On July 25, 2005, the Knesset (Israeli Parliament) approved the Law of the Amendment of the Income Tax Ordinance (No. 147), 2005, which prescribes, among others, a gradual decrease in the corporate tax rate in Israel to the following tax rates: in 2006 - 31%, in 2007 - 29%, in 2008 - 27%, in 2009 - 26% and in 2010 and thereafter - 25%.

As discussed below, however, the rate is effectively reduced for income derived from an Approved Enterprise.

Law for the Encouragement of Capital Investments, 1959

IXI’s facilities in Israel have been granted Approved Enterprise status under the Law for the Encouragement of Capital Investments, 1959, commonly referred to as the Investment Law. The Investment Law provides that capital investments in a production facility (or other eligible assets) may be designated as an Approved Enterprise. Until recently, the designation required advance approval from the Investment Center of the Israel Ministry of Industry, Trade and Labor (the Investment Center). Each certificate of approval for an Approved Enterprise relates to a specific investment program, delineated both by the financial scope of the investment and by the physical characteristics of the facility or the asset.

A company that owns an Approved Enterprise is eligible for governmental grants, but may elect to receive an alternative package comprised of tax benefits (Alternative Track). Under the Alternative Track, a company’s undistributed income derived from an Approved Enterprise is exempt from corporate tax for a period of two years. The exemption begins in the first year that the company realizes taxable income from the Approved Enterprise.

After expiration of the initial tax exemption period, the company is eligible for a reduced corporate tax rate of 10% to 25% for the following five to eight years, depending on the extent of foreign investment in the company (as shown in the table below). The benefits period is limited to 12 years from year of operation of the investment under the approved plan or 14 years from the date of the approval, whichever is earlier. A company in which more than 25% of the stockholders are non-residents of Israel, defined in the Investment Law as a Foreign Investors Company, may be eligible for benefits for an extended period of up to ten years.

The tax benefits derived from any certificate of approval relate only to taxable income attributable to the specific Approved Enterprise. To the extent we have more than one approval or only a portion of our capital investments are approved, our effective tax rate will be the result of a weighted combination of the applicable rates.

Percent of Foreign Ownership	Rate of Reduced Tax	Reduced Tax Period	Tax Exemption Period

0-25%	25%	5 years	2 years
25-49%	25%	8 years	2 years
49-74%	20%	8 years	2 years
74-90%	15%	8 years	2 years
90-100%	10%	8 years	2 years

Our percentage of foreign ownership will be examined by the Tax Authorities only after we used all our loss carryforwards and following the two years tax exemption period.

If a company distributes dividends from tax-exempt Approved Enterprise income, the company will be taxed on the otherwise exempt income at the same reduced corporate tax rate that applies to it after the initial exemption period. Distribution of dividends derived from Approved Enterprise income that was taxed at reduced rates, but not tax exempt, does not result in additional tax consequences to the company. A stockholder who receives dividends derived from Approved Enterprise income is generally taxed at a rate of 15%, which is withheld and paid by the company paying the dividend, if the dividend is distributed during the benefits period or within the following 12 years (the limitation of 12 years does not apply to a Foreign Investors Company).

Currently, IXI R&D has one Approved Enterprise programs under the alternative track of the Investment Law. We have derived, and expect to continue to derive, a substantial portion of our operating income from our Approved Enterprise facilities. We may therefore eligible for a tax exemption for a period of two years on undistributed Approved Enterprise income, and an additional subsequent period of five to eight years of reduced corporate tax rates ranging between 10% and 25%, depending on the level of foreign ownership of our shares. We intend to continue to apply for Approved Enterprise programs, but we cannot assure you that we will do so or that we will be successful. If dividends are distributed out of tax exempt profits, we will become liable for tax at the rate applicable to its profits from the Approved Enterprise in the year in which the income was earned, had it not chosen the alternative track of benefits (currently between 10%-25%).

The benefits available to an Approved Enterprise are conditioned upon terms stipulated in the Investment Law and the related regulations (which include making specified investments in property and equipment, and financing a percentage of these investments with share capital), and the criteria set forth in the applicable certificate of approval. If IXI does not fulfill these conditions in whole or in part, the benefits can be cancelled and it may be required to refund the amount of the benefits, linked to the Israeli consumer price index plus interest.

We got an approval from the Investment Center of the Israeli Ministry of Industry, Trade and Labor to change the business program of our Approved Enterprise and expand the product definition initially approved by the Investment Center.

On April 1, 2005, an amendment to the Investment Law came into effect, which revised the criteria for investments qualified to receive tax benefits. An eligible investment program under the amendment will qualify for benefits as a Privileged Enterprise (rather than the previous terminology of Approved Enterprise). Among other things, the amendment provides tax benefits to both local and foreign investors and simplifies the approval process. The amendment does not apply to investment programs approved prior to December 31, 2004. The new tax regime will apply to new investment programs only. Therefore, IXI R&D’s existing Approved Enterprise will generally not be subject to the provisions of the Amendment.

We applied for a pre ruling application from the Tax Authorities, and are expected to be a ‘Privileged Enterprise’ according to the Amendment of New Law.

As a result of the Amendment, tax-exempt income generated under the provisions of the new law, will subject us to taxes upon dividends or liquidation, and we may be required to record deferred tax liability with respect to such tax-exempt income. As of June 30, 2007, we did not generate income under the provision of the Amendment.

Special provisions relating to taxation under inflationary conditions

The Income Tax (Inflationary Adjustments) Law, 1985, was designed to neutralize the erosion of capital investments in business and to prevent tax benefits resulting from deduction of inflationary expenses. This law applies a supplementary set of inflationary adjustments to the normal taxable profits computed under regular historical cost principles. Under the Inflationary Adjustments Law, results for tax purposes are measured in real terms, in accordance with changes in the Israeli consumer price index. IXI R&D is taxed under this law.

Taxation of non-Israeli stockholders on receipt of dividends

Under Israeli tax law, a distribution of dividends from income attributable to an Approved Enterprise will be subject to tax in Israel at the rate of 15%, which is withheld and paid by the company paying the dividend, if the dividend is distributed during the benefits period or within the following 12 years. Any distribution of dividends from income that is not attributable to an Approved Enterprise will be subject to tax in Israel at the rate of 25%.

Under the United States-Israel tax treaty, the maximum tax on dividends paid to a holder of the ordinary shares who is a United States resident is 25%. Dividends received by a United States company that holds at least 10% of IXI’s voting rights will be subject to withholding tax at the rate of 12.5%, provided certain other conditions in the tax treaty are met (or at the tax rate of 15% in respect of dividends paid from income attributable to IXI’s Approved Enterprises).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of losses related to changes in market prices and foreign exchange rates, that may adversely impact our consolidated financial position, results of operations or cash flows.

Foreign Exchange Risk

Although we report our consolidated financial statements in U.S. dollars, in 2005 and 2006 a portion of IXI’s revenues and expenses was denominated in other currencies.

Monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”. All transaction gains and losses of the remeasured monetary balance sheet items are reflected in the statement of income as financial income or expenses, as appropriate.

Consequently, fluctuations in the rates of exchange between the dollar and non-dollar currencies will affect our results of operations. An increase in the value of a particular currency relative to the dollar will increase the dollar reporting value for transactions, and a decrease in the value of that currency relative to the dollar will decrease the dollar reporting value for those transactions. This effect on the dollar reporting value for transactions is generally only partially offset by the impact that currency fluctuations may have on costs. We currently do not engage in currency hedging transactions to offset the risks associated with variations in currency exchange rates but intends to do this in the near future. Due to the instability of the foreign currency markets, significant foreign currency fluctuations and other foreign exchange risks may have a material adverse effect on our business, financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

PART II.

OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 6, 2007, we consummated our merger with IXI. Upon the closing of the merger, the former IXI stockholders were issued an aggregate of 6,553,709 shares of our common stock. Additionally, 1,264,291 shares of our common stock were reserved for issuance upon exercise of outstanding employee options and warrants. Additionally, the former holders of IXI equity interests will receive, or have the right to acquire, a pro rata portion of up to an additional 9,000,000 shares of our common stock (“contingent shares”), contingent upon the combined company meeting specified targets. These shares were issued into escrow at the closing. We also issued an aggregate of 1,566,000 shares of common stock and warrants to purchase an aggregate of 100,000 shares of our common stock (which warrants are identical to our public warrants) to various third parties in accordance with prior contractual commitments. We relied on the exemption from registration under Section 4(2) of the Securities Act of 1933 for the shares issued in the merger.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a special meeting of stockholders on June 5, 2007, at which our stockholders considered a proposal to approve the merger with IXI and several other related proposals.

On whether to adopt the Agreement and Plan of Merger, dated February 28, 2006, as amended, among ourselves, ITAC Acquisition Subsidiary Corp. and IXI Mobile, Inc., 6,407,302 shares were voted for the proposal, 2,745 were voted against, 1,220 abstained and 1,406,733 were not voted.

On whether to approve an amendment to the Amended and Restated Certificate of Incorporation of the Company to change the Company’s name, 6,407,302 shares were voted for the proposal, 2,745 were voted against, 1,220 abstained and 1,406,733 were not voted.

On whether to approve an amendment to the Amended and Restated Certificate of Incorporation of the Company to increase the number of authorized shares of the Company’s common stock, 6,407,302 shares were voted for the proposal, 2,745 were voted against, 1,220 abstained and 1,406,733 were not voted.

On whether to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to remove Article Sixth from the Amended and Restated Certificate of Incorporation from and after the closing of the merger and to renumber the subsequent articles accordingly, 6,356,432 shares were voted for the proposal, 2,745 were voted against, 52,090 abstained and 1,406,733 were not voted.

In an election of directors, Gideon Barak, Israel Frieder, Amit Haller, Yossi Sela, Shlomo Shalev, Victor Halpert and Matthew Hills, received the number of votes set forth below:

	Voted For	Authority Withheld
Gideon Barak	6,407,302	3,965

Israel Frieder	6,407,302	3,965

Amit Haller	6,407,302	3,965

Yossi Sela	6,407,302	3,965

Shlomo Shalev	6,410,047	1,220

Victor Halpert*	6,290,047	121,220

Matthew Hills	6,410,047	1,220

* Mr. Halpert subsequently resigned and was replaced by Shmuel M. Gitlin. For more information, see our Current Report on Form 8-K, filed with the Commission on June 26, 2007.

ITEM 6: EXHIBITS

(a) Exhibits:

31.1 - Section 302 Certification by CEO

31.2 - Section 302 Certification by CFO

32.1 - Section 906 Certification by CEO

32.2 - Section 906 Certification by CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IXI MOBILE, INC.

Date: August 20, 2007	By:	/s/ Amit Haller
Amit Haller President and Chief Executive Officer

By:	/s/ Lihi Segal
Lihi Segal Vice President and Chief Financial Officer