Form 10-Q/A
period 2007-06-30
IXI Mobile, Inc.
filed 2007-11-13
CIK 1319644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
AMENDMENT NO. 1 TO
FORM 10-Q
ON FORM 10-Q/A
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

As of November 13, 2007, 15,937,732 shares of common stock, par value $.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

This Amendment to Form 10-Q is being filed to amend and restate the financial information previously included in the Form 10-Q as originally filed.

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

Signatures

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION CORPORATION) AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	June 30,	December 31,
	2007	2006
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$31,602	$2,729
Restricted cash	168	269
Trade receivables	2,669	3,286
Other receivables and prepaid expenses	1,187	682
Vendor advance payments	5,986	3,947
Inventories, net	13,201	13,473

Total current assets	54,813	24,386

LONG-TERM ASSETS:
Severance pay fund	726	596
Long-term prepaid expenses	39	93
Property and equipment, net	513	429
Deferred debt cost	2,434	1,411
Deferred Merger cost	-	876
Other assets, net	-	62

Total long-term assets	3,712	3,467

Total assets	$58,525	$27,853

The accompanying notes are an integral part of the condensed consolidated financial statements.

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION CORPORATION) AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	June 30,	December 31,
	2007	2006
	Unaudited
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Current maturities of long-term loans	$3,000	$-
Short-term bank credit	7,706	6,767
Short-term loan	5,000	-
Trade payables	2,466	3,159
Employees and payroll accruals	1,269	1,016
Deferred revenues	12,285	13,035
Other payables and accrued expenses	4,519	3,446
Liabilities of discontinued operations	2,470	2,431

Total current liabilities	38,715	29,854

LONG-TERM LIABILITIES:
Long-term loans, net of current maturities	3,000	-
Long-term convertible loan	23,441	20,000
Other long-term liabilities	20	-
Accrued severance pay	868	721

Total long-term liabilities	27,329	20,721

STOCKHOLDERS' DEFICIENCY:
Stock capital -
Common stock at June 30, 2007 and December 31, 2006 of $ 0.0001 par value - Authorized: 60,000,000 and 7,570,862 at June 30, 2007 and December 31, 2006, respectively; Issued and outstanding: 15,937,732 and 687,992 shares as of June 30, 2007 and December 31, 2006, respectively;	2	*
Series A Convertible Preferred stock of $ 0.01 par value: Authorized: 0 and 90,645 shares at June 30, 2007 and December 31, 2006, respectively; Issued and outstanding: 0 shares at June 30, 2007 and 77,718 at December 31, 2006, respectively	-	*
Series B Convertible Preferred stock of $ 0.01 par value: Authorized: 0 and 247,952 shares at June 30, 2007 and December 31, 2006, respectively; Issued and outstanding: 0 and 67,861 shares at June 30, 2007 and December 31, 2006, respectively	-	*
Series C Convertible Preferred stock of $ 0.01 par value: Authorized: 0 and 479,627 shares at June 30, 2007 and December 31, 2006, respectively; Issued and outstanding: 0 and 222,426 shares at June 30, 2007 and December 31, 2006 , respectively	-	*
Series D Convertible Preferred stock of $ 0.01 par value: Authorized: 0 and 5,500,463 shares at June 30, 2007 and December 31, 2006, respectively; Issued and outstanding: 0 and 5,104,902 shares at June 30, 2007 and December 31, 2006, respectively	-	*
Additional paid-in capital**	112,036	68,715
Notes receivable	-	(110)
Accumulated deficit	(119,557)	(91,327)

Total stockholders' deficiency	(7,519)	(22,722)

Total liabilities and stockholders' deficiency	$58,525	$27,853

* Represents an amount lower than $1.
** Net of deferred stock compensation.
*** Upon the Merger, the shares of IXI stock were canceled and converted into the Company's shares in a ratio of 1:0.15. All share and per share data included in this report has been retroactively adjusted to reflect this exchange.
The accompanying notes are an integral part of the condensed consolidated financial statements.

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION CORPORATION) AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except share and per share data

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
	Unaudited

Revenues	$6,294	$5,468	$3,171	$3,729

Operating expenses:

Cost of revenues	7,173	6,356	4,062	4,096
Research and development	7,137	2,787	4,133	1,357
Selling and marketing	3,346	5,319	1,388	3,775
General and administrative	4,603	1,562	3,756	767

Totaloperating expenses	22,259	16,024	13,339	9,995

Operating loss	(15,965)	(10,556)	(10,168)	(6,266)
Financial expenses, net	(12,210)	(708)	(11,313)	(525)
Other income	-	13	-	-

Loss from continuing operations	(28,175)	(11,251)	(21,481)	(6,791)
Income (loss) from discontinued operations	(55)	488	(27)	514

Net loss	$(28,230)	$(10,763)	$(21,508)	$(6,277)

Basic and diluted net earnings (loss) per share of Common stock:

From continuing operations	$(10.77)	$(18.56)	$(4.64)	$(11.03)
From discontinued operations	(0.02)	0.71	(0.01)	0.75

Basic net loss per share	$(10.79)	$(17.85)	$(4.65)	$(10.28)

Weighted average number of shares of Common stock used in computing basic and diluted net earnings (loss) per share of Common stock	2,694,311	682,652	4,705,970	682,652

The accompanying notes are an integral part of the condensed consolidated financial statements.

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION CORPORATION) AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY***

U.S. dollars in thousands, except share data

	Common stock			Series A Convertible Preferred stock			Series B Convertible Preferred stock			Series C Convertible Preferred stock			Series D Convertible Preferred stock			Additional paid-in		Notes	Accumulated
	Number	Amount		Number	Amount		Number	Amount		Number	Amount		Number	Amount		capital		receivable	deficit	Total

Balance at January 1, 2006	682,652	$	*	77,718	$	*	67,861	$	*	222,426	$	*	532,815	$	*		** 61,965	$(110)	$(68,675)	$(6,820)
Issuance of Series D-1 convertible Preferred stock, net	-		-	-		-	-		-	-		-	2,798,593		*		6,294	-	-	6,294
Issuance of Series D-1 convertible Preferred stock, net in respect of Keep Well Agreement	-		-	-		-	-		-	-		-	1,773,494		*		*	-	-	-
Stock-based compensation	-		-	-		-	-		-	-		-	-		-		199	-	-	199
Comprehensive loss:
Net loss	-		-	-		-	-		-	-		-	-		-		-	-	(10,763)	(10,763)
Total comprehensive loss	-		-	-		-	-		-	-		-	-		-		-	-	-	(10,763)

Balance at June 30, 2006 (unaudited) ***	682,652	$	*	77,718	$	*	67,861	$	*	222,426	$	*	5,104,902	$	*	$	**68,458	$(110)	$(79,438)	$(11,090)

Balance at January 1, 2007	687,992		*	77,718		*	67,861		*	222,426		*	5,104,902		*		** 68,715	(110)	(91,327)	(22,722)

Exercise of warrants to common shares	166,262		*	-		-	-		-	-		-	-		-		-	-	-	*
Issuance of shares to co-chairmen	216,000		*
Conversion of warrants to Preferred Shares	-		-	-		-			-	4,936		*	5,384		*		-	-	-	-
Conversion of convertible Preferred Shares into Common stock	5,483,478		1	(77,718)		*	(67,861)		*	(227,362)		*	(5,110,286)		*		-	-	-	1
Issuance of common stock in connection with the Merger, net of acquisition costs	7,818,000		1	-		-	-		-	-		-	-		-		33,744	-	-	33,745
Issuance of shares following the Merger	1,566,000		*	-		-	-		-	-		-	-		-		7,927	-	-	7,927
Repayment of notes receivable	-		-	-		-	-		-	-		-	-		-		-	110	-	110
Stock-based compensation	-		-	-		-	-		-	-		-	-		-		1,650	-	-	1,650
Comprehensive loss:
Net loss	-		-	-		-	-		-	-		-	-		-		-	-	(28,230)	(28,230)
Total comprehensive loss	-		-	-		-	-		-	-		-	-		-		-	-	-	(28,230)

Balance at June 30, 2007 (unaudited) ***	15,937,732		$2	-		$-	-		-	-		$-	-		$-	$	**112,036	$-	$(119,557)	$(7,519)

*) Represents an amount lower than $ 1.
**) Net of deferred stock compensation in an amount of $ 782, $ 540 and $ 441 as of January 1, 2006, December 31, 2006 and June 30, 2007, respectively.
***) The shares of IXI stock were canceled and exchanged with the Company's shares on a ratio of 1:0.15. All share and per share data included in this report have been retroactively adjusted to reflect this exchange.
The accompanying notes are an integral part of the condensed consolidated financial statements.

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION CORPORATION) AND ITS SUBSIDIARIES

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

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION CORPORATION) AND ITS SUBSIDIARIES

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

Supplemental information and disclosure of non-cash investing and financing activities from continuing operations (including other non-cash equity transactions):

Issuance of Convertible Preferred stock upon conversion of convertible bridge loan and accrued interest	$-	$6,312

Purchase of property and equipment on credit	$63	$13

Acquisition costs and deferred debt and Merger costs	$1,706	$1,894

Cash paid during the period for:

Interest	$342	$419

(1) Cash consideration from issuance of Common stock in the Merger, net of issuance costs:

Working capital, excluding cash	$183	$-
Issuance of Common stock in connection with the Merger, net of acquisition costs	35,038	$-
Merger Costs	(1,848)	-

	$33,373	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION CORPORATION) AND ITS SUBSIDIARIES

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

In accordance with the guidance applicable to these circumstances, the Merger was deemed to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of IXI issuing stock for the net monetary assets of the Company. The net monetary assets of the Company were stated at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The accumulated deficit of IXI is carried forward after the Merger. The shares of IXI stock were canceled and converted into the Company's shares in a ratio of 1:0.15. accordingly, for accounting purposes, the Merger was treated as the equivalent of IXI issuing stock for the net monetary assets of the Company, accompanied by a recapitalization. All historical share and per share data have been retroactively adjusted to give effect to the reverse acquisition of the Company and related capitalization. Total cash received in the Merger with ITAC was approximately $33,400, net of Merger expenses.

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

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION CORPORATION) AND ITS SUBSIDIARIES

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

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION CORPORATION) AND ITS SUBSIDIARIES

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

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION CORPORATION) AND ITS SUBSIDIARIES

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

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION CORPORATION) AND ITS SUBSIDIARIES

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

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION CORPORATION) AND ITS SUBSIDIARIES

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

a.
In May 2007, certain stockholders of IXI have provided IXI with an exercise notice warrants for the purchase of 166,262 common stock shares of the Company in consideration of approximately $10. All the information relating to shares and options was amended to present the Company's shares and options following the consummation of the Merger.

Upon the merger, the shares of IXI stock were canceled and converted with the Company's shares in a ratio of 1:0.15. All share and earnings (loss) per share information included in this report have been retroactively adjusted to reflect this exchange.

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

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION CORPORATION) AND ITS SUBSIDIARIES

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

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION CORPORATION) AND ITS SUBSIDIARIES

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

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION CORPORATION) AND ITS SUBSIDIARIES

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

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION CORPORATION) AND ITS SUBSIDIARIES

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

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION CORPORATION) AND ITS SUBSIDIARIES

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

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION CORPORATION) AND ITS SUBSIDIARIES

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

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION CORPORATION) AND ITS SUBSIDIARIES

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

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION CORPORATION) AND ITS SUBSIDIARIES

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

b. Summary information about geographic areas:

The following table presents revenues (according to end customer location) for the six months ended June 30, 2007 and 2006 and long-lived assets as of June 30, 2007 and December 31, 2006:

1. Revenues:

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
	Unaudited

Europe and the Middle East	$6,000	$5,363	$3,042	$3,624
Asia Pacific	-	100	-	100
South America	294	5	128	5

	$6,294	$5,468	$3,170	$3,729

2. Long-lived assets:

	June 30, 2007	December 31, 2006
	Unaudited

United States	$18	$30
Europe and Middle East	493	458
Asia Pacific	2	3

	$513	$491

IXI MOBILE, INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION CORPORATION) AND ITS SUBSIDIARIES

NOTE TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

NOTE 11:-	SEGMENTS, CUSTOMERS AND GEOGRAPHIC INFORMATION (Cont.)

c. Revenues from major customers:

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
	Unaudited

Customer A	5%	11%	5%	8%
Customer B	57%	47%	54%	30%
Customer C	32%	40%	34%	59%

NOTE 12:-	FINANCE EXPENSES

Financial income (expenses), net:

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
	Unaudited
Financial income:
Interest on bank deposits	$130	$17	$109	$16
Exchange rate differences, net	103	-	31	-

	233	17	140	16
Financial expenses:
Interest on short-term and long-term loans	(701)	(224)	(461)	(178)
Interest on convertible loan	(1,171)	(367)	(435)	(236)
Exchange rate differences, net	-	(23)	-	(27)
Merger related expenses and loan modification	(10,320)	-	(10,320)	-
Other	(251)	(111)	(237)	(101)

	(12,443)	(725)	(11,453)	(537)

	$(12,210)	$(708)	$(11,313)	$(525)

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

From 2005 through June 30, 2007, we shipped and recognized revenues from the following sales of Ogo devices (excluding AT&T Wireless sales):

	Q2 2005	Q3 2005	Q4 2005	Q1 2006	Q2 2006	Q3 2006	Q4 2006	Q1 2007	Q2 2007
					In US$
Revenue from
sale of the Ogo
devices	-	150,000	589,920	1,641,820	3,436,883	3,308,681	3,354,609	2,632,323	2,511,441
Deferred
Revenue*	150,000	673,232	4,174,903	3,510,484	6,843,129	10,954,060	12,414,634	11,685,980	11,691,426
Ogo Average
Selling Price
(“ASP”)	-	150	168	164	182	166	168	169	170
Monthly Service
ASP, per
subscriber	-	-	2.7	2.8	2.2	1.6	2.0	1.9	1.8
					In Units
Units shipped	1,000	4,000	24,250	5,750	39,692	44,806	28,196	10,700	13,791
Units shipped
(cumulative)	1,000	5,000	29,250	35,000	74,692	119,498	147,694	158,394	172,185
Subscribers
(cumulative)**	-	-	4,505	14,540	33,377	53,263	73,196	88,754	103,562
Customers -
launched
(cumulative)	-	1	2	3	4	4	5	5	6

* Deferred Revenues of devices as of the last date of the applicable quarter;
** The number of subscribers will be reduced from time to time due to deactivation of some of our customers’ subscribers and replacement of devices.

To date, we have derived our revenues from a small number of customers. The revenues from major customers are outlined in the table below:

	Three Months Ended June 30,		Year Ended December 31,
	2007	2006	2006	2005	2004
Ogo:
AT&T Wireless [terminated in 2005]	—	—	—	85%	60%
Swisscom Mobile	54%	30%	45%	8%	—
e-Kolay	5%	8%	7%	2%	—
1&1	34%	59%	46%	—	—
Others	7%	3%	2%	5%	40%

The following presents revenues by geographic breakdown:	Three Months Ended June 30,		Year Ended December 31,
	2007	2006	2006	2005	2004
United States	$—	$—	$—	$6,794	$572
Europe and Middle East	3,042	3,624	12,645	825	—
South America	128	5	184	—	—
Asia Pacific	—	100	100	348	300
Total	$3,170	$3,729	$12,929	$7,967	$872

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

Furthermore, in November 2005, certain of our stockholders, as well as Landa Ventures, Ltd. (“Landa”) and certain investment funds controlled by the Gemini Israel Funds (the “Gemini Funds”), entered into a Keep Well Agreement with one of our customers, under which they undertook to compensate the customer, up to a maximum liability of $4 million, for damages caused by our failure to meet our service or supply commitments, provided such failure was due to a lack of capital. As a consideration for such undertaking, in February 2006, IXI issued to such stockholders 1,773,494 shares of convertible preferred stock at an issue price equal to the par value of $0.01 per share. Under GAAP, the cost associated with this guarantee in the amount of $3.76 million is required to be recorded as a deferred charge against additional paid in capital, and the deferred charge was amortized to sales and marketing expenses over the expected guarantee period of 20 months ($188,000 per month). Since the Keep Well Agreement was terminated in connection with the $20 million bridge financing, the full amount of the cost associated with this guarantee was recognized as of December 31, 2006.

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

IXI MOBILE, INC.

Date: November 13, 2007	By:	/s/ Amit Haller
Amit Haller President and Chief Executive Officer

By:	/s/ Lihi Segal
Lihi Segal Vice President and Chief Financial Officer