Form 10-Q
period 2007-09-30
IXI Mobile, Inc.
filed 2007-11-13
CIK 1319644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Page
Part I: Financial Information:
Item 1 -Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets	2 - 3

Condensed Consolidated Statements of Operations	4

Condensed Statements of Changes in Stockholders' Deficiency	5

Condensed Consolidated Statements of Cash Flows	6 - 7

Notes to Condensed Consolidated Financial Statements	8 - 15

IXI MOBILE, INC.
(Formerly: ISRAEL TECHNOLOGY ACQUISITION CORPORATION ("ITAC"))
AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	September 30,	December 31,
	2007	2006
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,575	$2,729
Restricted cash	180	269
Trade receivables	3,299	3,286
Other receivables and prepaid expenses	1,301	682
Vendor advance payments	6,823	3,947
Inventories, net (Of which $ 9,139 and $ 9,946 delivered to customers but not yet recognized as revenues as of September 30, 2007 and December 31, 2006, respectively)	13,989	13,473

Total current assets	44,167	24,386

LONG-TERM ASSETS:
Severance pay fund	849	596
Long-term prepaid expenses	28	93
Property and equipment, net	574	429
Deferred debt costs	1,778	1,411
Deferred Merger costs	-	876
Other assets, net	-	62

Total long-term assets	3,229	3,467

Total assets	$47,396	$27,853

The accompanying notes are an integral part of the condensed consolidated financial statements.

IXI MOBILE, INC.
(Formerly: ISRAEL TECHNOLOGY ACQUISITION CORPORATION ("ITAC"))
AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands, except share and per share data

	September 30,	December 31,
	2007	2006
	Unaudited
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Current maturities of long-term loans and long-term convertible loan	$7,879	$-
Short-term bank credit	7,992	6,767
Trade payables	4,608	3,159
Employees and payroll accruals	1,326	1,016
Deferred revenues	11,877	13,035
Other payables and accrued expenses	4,814	3,446
Liabilities of discontinued operations	2,497	2,431

Total current liabilities	40,993	29,854

LONG-TERM LIABILITIES:
Long-term loans, net of current maturities	3,000	-
Long-term convertible loan	-	4,160
Other long-term liabilities	201	-
Accrued severance pay	1,005	721

Total long-term liabilities	4,206	4,881

COMMITMENTS AND CONTINGENT LIABILITIES

LONG-TERM CONVERTIBLE LOAN	17,680	15,840

STOCKHOLDERS' DEFICIENCY ***):
Stock capital -
Common stock of $ 0.0001 par value - Authorized: 60,000,000 and 7,570,862 at September 30, 2007 and December 31, 2006, respectively; Issued and outstanding: 15,937,732 and 687,992 shares as of September 30, 2007 and December 31, 2006, respectively	2	*) -
Series A Convertible Preferred stock of $ 0.01 par value - Authorized: 0 and 90,645 shares at September 30, 2007 and December 31, 2006, respectively; Issued and outstanding: 0 and 77,718 shares at September 30, 2007 and December 31, 2006, respectively	-	*) -
Series B Convertible Preferred stock of $ 0.01 par value - Authorized: 0 and 247,952 shares at September 30, 2007 and December 31, 2006, respectively; Issued and outstanding: 0 and 67,861 shares at September 30, 2007 and December 31, 2006, respectively	-	*) -
Series C Convertible Preferred stock of $ 0.01 par value - Authorized: 0 and 479,627 shares at September 30, 2007 and December 31, 2006, respectively; Issued and outstanding: 0 and 222,426 shares at September 30, 2007 and December 31, 2006, respectively	-	*) -
Series D Convertible Preferred stock of $ 0.01 par value - Authorized: 0 and 5,500,463 shares at September 30, 2007 and December 31, 2006, respectively; Issued and outstanding: 0 and 5,104,902 shares at September 30, 2007 and December 31, 2006, respectively	-	*) -
Preferred stock of $0.0001 par value -Authorized: 1,000,000 and 0 shares at September 30, 2007 and December 31,2006, respectively; Issued and outstanding 0 at September 30, 2007 and at December 31, 2006	-	-
Additional paid-in capital **)	112,526	68,715
Notes receivable	-	(110)
Accumulated deficit	(128,011)	(91,327)

Total stockholders' deficiency	(15,483)	(22,722)

Total liabilities and stockholders' deficiency	$47,396	$27,853

*)	Represents an amount lower than $ 1.

**)	Net of deferred stock compensation.

***)
Upon the Merger, the shares of IXI stock were canceled and exchanged into the Company's stock on a ratio of 1:0.15. All share and per share data included in this report has been retroactively adjusted to reflect this exchange.

All series of IXI stock, including IXI Common stock, IXI series A, B, C, D and D-1 convertible Preferred stock have been retroactively presented on an as if converted basis into equivalent ITAC Common and Preferred stock.

The accompanying notes are an integral part of the condensed consolidated financial statements.

IXI MOBILE, INC.
(Formerly: ISRAEL TECHNOLOGY ACQUISITION CORPORATION ("ITAC"))
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands, except share and per share data

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
	Unaudited

Revenues	$11,058	$9,043	$4,764	$3,575

Operating expenses:

Cost of revenues	11,556	10,764	4,383	4,408
Research and development	11,824	4,278	4,687	1,491
Selling and marketing	5,468	6,529	2,122	1,210
General and administrative	6,233	2,229	1,630	667

Total operating expenses	35,081	23,800	12,822	7,776

Operating loss	(24,023)	(14,757)	(8,058)	(4,201)
Financial expenses, net	(12,578)	(1,767)	(368)	(1,059)
Other income	-	13	-	-

Loss from continuing operations	(36,601)	(16,511)	(8,426)	(5,260)
Income (loss) from discontinued operations	(83)	461	(28)	(27)

Net loss	$(36,684)	$(16,050)	$(8,454)	$(5,287)

Basic and diluted net earnings (loss) per share of Common stock:

From continuing operations	$(5.26)	$(27.46)	$(0.53)	$(8.59)
From discontinued operations	(0.01)	0.67	-	(0.04)

Basic and diluted net loss per share	$(5.27)	$(26.79)	$(0.53)	$(8.63)

Weighted average number of shares of Common stock used in computing basic and diluted net earnings (loss) per share of Common stock	7,111,875	683,845	15,937,732	686,192

The accompanying notes are an integral part of the condensed consolidated financial statements.

IXI MOBILE, INC.
(Formerly: ISRAEL TECHNOLOGY ACQUISITION CORPORATION ("ITAC"))
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY ***)
U.S. dollars in thousands, except share data

	Common stock			Series A Convertible Preferred stock			Series B Convertible Preferred stock			Series C Convertible Preferred stock			Series D Convertible Preferred stock			Additional paid-in		Notes	Accumulated
	Number	Amount		Number	Amount		Number	Amount		Number	Amount		Number	Amount		capital		receivable	deficit	Total

Balance at January 1, 2006	682,652	$	*) -	77,718	$	*) -	67,861	$	*) -	222,426	$	*) -	532,815	$	*) -	$	**) 61,965	$(110)	$(68,675)	$(6,820)
Exercise of employee stock options	5,340		*) -	-		-	-		-	-		-	-		-		2	-	-	2
Issuance of Series D-1 convertible Preferred stock, net	-		-	-		-	-		-	-		-	2,798,593		*) -		6,294	-	-	6,294
Issuance of Series D-1 convertible Preferred stock, net in respect of Keep Well Agreement	-		-	-		-	-		-	-		-	1,773,494		*) -		*) -	-	-	-
Stock-based compensation	-		-	-		-	-		-	-		-	-		-		294	-	-	294
Comprehensive loss:
Net loss	-		-	-		-	-		-	-		-	-		-		-	-	(16,050)	(16,050)
Total comprehensive loss	-		-	-		-	-		-	-		-	-		-		-	-	-	(16,050)
Balance at September 30, 2006 (unaudited)	687,992	$	*) -	77,718	$	*) -	67,861	$	*) -	222,426	$	*) -	5,104,902	$	*) -	$	**) 68,555	$(110)	$(84,725)	$(16,280)

Balance at January 1, 2007	687,992	$	*) -	77,718	$	*) -	67,861	$	*) -	222,426	$	*) -	5,104,902	$	*) -	$	**) 68,715	$(110)	$(91,327)	$(22,722)
Exercise of warrants to Common stock	166,262		*) -	-		-	-		-	-		-	-		-		-	-	-	-
Issuance of stock to Co-Chairman	216,000		*) -	-		-	-		-	-		-	-		-		-	-	-	-
Conversion of warrants to Preferred stock	-			-		-	-		-	4,936		-	5,384		-		17	-	-	17
Conversion of convertible Preferred stock into Common stock	5,483,478		1	(77,718)		*) -	(67,861)		*) -	(227,362)		*) -	(5,110,286)		*) -		-	-	-	1
Issuance of Common stock in connection with the Merger, net of acquisition costs	7,818,000		1	-		-	-		-	-		-	-		-		33,744	-	-	33,745
Issuance of stock following the merger	1,566,000		*) -	-		-	-		-	-		-			-		7,927	-	-	7,927
Repayment of notes receivable	-		-	-		-	-		-	-		-	-		-		-	110	-	110
Stock-based compensation	-		-	-		-	-		-	-		-	-		-		2,123	-	-	2,123
Comprehensive loss:
Net loss	-		-	-		-	-		-	-		-	-		-		-	-	(36,684)	(36,684)
Total comprehensive loss	-		-	-		-	-		-	-		-	-		-		-	-	-	(36,684)

Balance at September 30, 2007 (unaudited)	15,937,732		$2	-		$-	-		$-	-		$-	-		$-		$112,526	$-	$(128,011)	$(15,483)

*)	Represents an amount lower than $ 1.

**)	Net of deferred stock compensation in an amount of $ 782, $ 633, $ 540 and $ 489 as of January 1, 2006, September 30, 2006, January 1, 2007 and September 30, 2007, respectively.

***)
The shares of IXI stock were canceled and exchanged with the Company's stock on a ratio of 1:0.15. All share and per share data included in these financial statements have been retroactively adjusted to reflect this exchange.

The accompanying notes are an integral part of the condensed consolidated financial statements.

IXI MOBILE, INC.
(Formerly: ISRAEL TECHNOLOGY ACQUISITION CORPORATION ("ITAC"))
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Nine months ended September 30,
	2007	2006
	Unaudited

Cash flows from operating activities:
Net loss	$(36,684)	$(16,050)
Net loss (income) from discontinued operations	83	(461)

Loss from continuing operations	(36,601)	(16,511)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	284	213
Stock-based compensation expense	2,123	294
Merger related expenses, included in the general and administrative and financial expenses and modification of long-term convertible loan	10,164	-
Amortization of discounts attributed to detachable warrant costs and guarantee costs of Keep Well Agreement	-	3,473
Amortization of deferred Merger costs	1,411	262
Increase in trade receivables	(13)	(4,070)
Decrease (increase) in other receivables and prepaid expenses	(619)	116
Increase in vendor advance payments	(2,876)	(4,161)
Increase in inventories, net	(450)	(3,976)
Decrease (increase) in long-term prepaid expenses	65	(8)
Increase in trade payables	1,209	3,603
Increase in employees and payroll accruals	310	106
Increase (decrease) in deferred revenues	(1,158)	7,307
Increase (decrease) in other payables and accrued expenses	(407)	768
Increase in other long-term liabilities	201	-
Increase in accrued severance pay, net	31	19
Increase in accrued interest	1,715	517

Net cash used in operating activities from continuing operations	(24,611)	(12,048)
Net cash used in operating activities from discontinued operations	(17)	(752)

Net cash used in operating activities	(24,628)	(12,800)

Cash flows from investing activities:

Restricted cash, net	89	13
Purchase of property and equipment	(310)	(128)

Net cash used in investing activities	(221)	(115)

The accompanying notes are an integral part of the condensed consolidated financial statements.

IXI MOBILE, INC.
(Formerly: ISRAEL TECHNOLOGY ACQUISITION CORPORATION ("ITAC"))
AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Nine months ended September 30,
	2007	2006
	Unaudited
Cash flows from financing activities:
Proceeds from issuance of Common stock in the Merger, net of issuance costs (1)	$33,373	$-
Proceeds from issuance of stock, net of issuance expenses	-	(18)
Payment of deferred debt and Merger costs	(24)	(2,495)
Proceeds from exercise of employee stock options	-	2
Proceeds from exercise of warrants by investors	11	-
Proceeds from short-term bank credit	1,225	8,053
Collection of notes receivable	110	-
Payment of short-term bank credit	(5,000)	(750)
Proceeds from short-term loans	5,000	-
Principal payment of long-term loans	-	(2,578)
Proceeds from long-term loans	6,000	-
Proceeds from convertible loan	-	20,000

Net cash provided by financing activities from continuing operations	40,695	22,214

Increase in cash and cash equivalents	15,846	9,299
Cash and cash equivalents at the beginning of the period	2,729	184

Cash and cash equivalents at the end of the period	$18,575	$9,483

Supplemental information and disclosure of non-cash investing and financing activities from continuing operations (including other non-cash equity transactions):
Issuance of Convertible Preferred stock upon conversion of convertible bridge loan and accrued interest	$-	$6,312

Purchase of property and equipment on credit	$57	$17

Purchase of inventories on credit	$66	$-

Acquisition costs and deferred debt and Merger costs	$1,706	$157

Cash paid during the period for:
Interest	$814	$583

(1) Cash consideration from issuance of Common stock in reverse acquisition of ITAC, net of issuance costs:
Working capital, excluding cash	$183	$-
Issuance of Common stock in connection with the Merger	35,038	-
Merger costs	(1,848)	-

	$33,373	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

IXI MOBILE, INC.
(Formerly: ISRAEL TECHNOLOGY ACQUISITION CORPORATION ("ITAC"))
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL

a.
IXI Mobile, Inc. (formerly Israel Technology Acquisition Corporation) ("the Company") is a Delaware holding company operating through a wholly-owned subsidiary, IXI Mobile (USA), Inc. ("IXI"). Israel Technology Acquisition Corporation was originally formed on February 22, 2005 as a blank check company to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business that had manufacturing operations or research and development facilities located in Israel. On June 6, 2007, pursuant to an Agreement and Plan of Merger, dated February 28, 2006, as amended, the Company completed the merger with IXI Mobile (USA), Inc. ("Merger"). Prior to the Merger, the Company had no substantial operations as it was a blank check company. Therefore, the financial statements and accompanying notes represent the historical results of IXI Mobile (USA), Inc., unless otherwise stated.

In accordance with the guidance applicable to these circumstances, the Merger was deemed to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of IXI issuing stock for the net monetary assets of the Company. The net monetary assets of the Company were stated at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The accumulated deficit of IXI is carried forward after the Merger. The shares of IXI stock were canceled and converted into the Company's stock in a ratio of 1:0.15. Accordingly, for accounting purposes, the Merger was treated as the equivalent of recapitalization by IXI. All historical share and per share data have been retroactively adjusted to give effect to the reverse acquisition of the Company and related recapitalization. Total cash received in the Merger with the Company was approximately $33,400, net of Merger expenses.

b.
The Company is engaged in operations, through its subsidiaries IXI, IXI Mobile (R&D) Ltd. ("the Israeli subsidiary" or "IXI R&D"), and IXI Mobile (East Europe) SRL, in the development, production and marketing of mobile messaging devices and related services, targeting the mass consumer market. The Company also provides, through third parties, hosted services including all necessary gateways and backend servers, as well as related launch and support services. The Company's major customers include mainly mobile operators, internet service providers and resellers. In addition, IXI was also engaged in an operating system business for mobile devices which was discontinued during 2005.

c.
As of September 30, 2007, the Company has five wholly-owned active subsidiaries: IXI Mobile (USA), Inc., IXI Mobile (R&D) Ltd., IXI Mobile (Europe) Limited, IXI Mobile (Asia Pacific) Ltd., IXI Mobile (East Europe) SRL, and three wholly-owned inactive subsidiaries: Neo Mobile Ltd., Neo Mobile Telecom and LLC Neo Mobile, Inc. (together "the Group").

IXI MOBILE, INC.
(Formerly: ISRAEL TECHNOLOGY ACQUISITION CORPORATION ("ITAC"))
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL (Cont.)

d.
From inception, the Company has generated recurring losses from operations and negative cash flows from operating activities. As of September 30, 2007, the Company has stockholders' deficiency of $15,483. As of December 31, 2006, the Company had a working capital deficiency and stockholders' deficiency of $ 5,468 and $ 22,722, respectively. The Company plans to continue to finance its operations through long term loans, by raising additional capital and in the longer term, to generate sufficient revenues to finance its operations. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for current operations and long-term development, or that it will ever reach profitability or will generate sufficient revenues to finance its operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

e.
In April 2007, IXI R&D and a leading U.S. corporation ("the Corporation") signed an amendment ("the 2007 Amendment") to the original agreement between the parties dated October 2005, enabling the Company to provide its customers the services that the Corporation provides for mobile devices.

The main terms of the 2007 Amendment are as follows: (i) the minimum amount to be paid has been reduced to $85 per month beginning January 2007 and (ii) the term of the agreement has been extended until September 30, 2009.

The 2007 Amendment is effective as of January 1, 2007 and has been given retrospective effect in the accompanying unaudited condensed financial statements.

IXI MOBILE, INC.
(Formerly: ISRAEL TECHNOLOGY ACQUISITION CORPORATION ("ITAC"))
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

a.
The accompanying unaudited condensed consolidated balance sheet as of September 30, 2007, the unaudited condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2007 and 2006, the unaudited condensed statement of changes in stockholders' deficiency for the nine-month period ended September 30, 2007, and the unaudited condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006 have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such unaudited condensed consolidated financial statements do not include all of the information and footnotes disclosures required in annual audited financial statements. In the opinion of the Company's management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire year.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2006, of the Company and IXI, included in the Definitive Proxy Statement of the Company (formerly Israeli Technology Acquisition Corporation).

b.	Adoption of new accounting pronouncement

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

IXI MOBILE, INC.
(Formerly: ISRAEL TECHNOLOGY ACQUISITION CORPORATION ("ITAC"))
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Effective January 1, 2007, the Company adopted the provisions of FIN 48. The adoption of FIN 48 had no cumulative effect on tax provisions or on the accumulated deficit in the Company's financial statements.

NOTE 3:-	INVENTORIES

	September 30,	December 31,
	2007	2006
	Unaudited

Raw materials	$3,762	$993
Finished products	1,354	2,685
Finished products at customers *)	9,139	9,946
Write-down provision	(266)	(151)

	$13,989	$13,473

*)	Represent costs of inventory that was delivered to customers but not yet recognized as revenues.

Total write-down expenses for the nine months ended September 30, 2007 and for the year ended December 31, 2006, amounted to approximately $280 and $240, respectively.

As for a commitment to purchase inventories, see Note 4b.

NOTE 4:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Litigation:

From time to time, the Company may become involved in legal proceedings and claims, which arise in the ordinary course of business. The Company considers that the ultimate liability with respect to any known action will not materially affect the business, financial position, results of operations or cash flows of the Company.

b.	Other:

As of September 30, 2007 and December 31, 2006, the Company had open purchase orders with third party suppliers, mainly for development costs of various products and the manufacturing of Ogo devices, in a total amount of approximately $5,800 and $3,000, respectively.

IXI MOBILE, INC.
(Formerly: ISRAEL TECHNOLOGY ACQUISITION CORPORATION ("ITAC"))
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 5:-	STOCKHOLDERS' DEFICIENCY

Stock option plans:

After the Merger, the Company has adopted IXI's Option plans. The Company has authorized, under the Company's 2000 and 2003 U.S. Stock Incentive Plans and 2000 and 2003 Israeli Option Plans, as amended, the grant of options for shares of Common stock to directors, employees, officers and consultants. The compensation cost that has been charged against income for those plans was $2,123 and $294 for the nine months ended September 30, 2007 and 2006, respectively and $473 and $95 for the three months ended September 30, 2007 and 2006, respectively. The options granted generally have a four-year vesting schedule and expire ten years subsequent to the date of grant.

IXI MOBILE, INC.
(Formerly: ISRAEL TECHNOLOGY ACQUISITION CORPORATION ("ITAC"))
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 6:-	SEGMENTS, CUSTOMERS AND GEOGRAPHIC INFORMATION

a.	General:

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

The following table presents revenues (according to end customer location) for the nine and three months ended September 30, 2007 and 2006 and long-lived assets as of September 30, 2007 and December 31, 2006:

1.	Revenues:

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
	Unaudited

Europe Middle East and Africa	$10,647	$8,845	$4,647	$3,482
Asia Pacific	-	100	-	-
South America	411	98	117	93

	$11,058	$9,043	$4,764	$3,575

2.	Long-lived assets:

	September 30,	December 31,
	2007	2006
	Unaudited

United States	$22	$30
Europe and Middle East	550	458
Asia Pacific	2	3

	$574	$491

IXI MOBILE, INC.
(Formerly: ISRAEL TECHNOLOGY ACQUISITION CORPORATION ("ITAC"))
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 6:-	SEGMENTS, CUSTOMERS AND GEOGRAPHIC INFORMATION

c.	Revenues from major customers:

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
	Unaudited

Customer A	8%	9%	12%	5%
Customer B	52%	41%	45%	32%
Customer C	34%	48%	35%	60%

NOTE 7:-	SUBSEQUENT EVENTS

a.	On October 2, 2007 the Company's Board of Directors approved an option pool of 800,000 options for the retention of directors, employees, officers and consultants.

b.
In October 2007, the Company has reached an agreement with the Guarantors and with the New Lender of the New Convertible Bridge Loan amending the New Convertible Bridge Loan with respect of the conversion of approximately $20,700 principal amount of the New Convertible Bridge Loan and with respect or the assumption and the conversion of a short term bank credit to an Israeli bank by the Guarantors into shares of the Company's Common stock at a conversion price of $3.60 per share and warrants to purchase shares of Common stock at an exercise price of $4.10, expiring five years from the date of grant. This conversion will result in the issuance of 5,752,222 shares of Common stock and warrants to purchase 3,451,333 shares of Common stock.

The Company may be required to record a non-recurring loss conversion charge upon conversion of the New Convertible Bridge Loan into equity. A portion of the deferred charges related to the converted amounts will be charged to the statement of operation at a proportional rate of the principal amount converted.

Additionally, the Company has received and accepted binding subscriptions for a private placement of $5,123. Upon closing, the Company will issue 1,423,000 shares of Common stock at a price of $3.60 per share. The investors will also be issued warrants to purchase an aggregate of 853,800 shares of Common stock at a price of $4.10, expiring five years from the date of grant. Total net proceeds to the Company in the private placement will be $4,867. The Company expects to close the private placement during November 2007.

The net proceeds received in this private placement will be recorded as stockholders' equity.

IXI MOBILE, INC.
(Formerly: ISRAEL TECHNOLOGY ACQUISITION CORPORATION ("ITAC"))
AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 7:-	SUBSEQUENT EVENTS (cont.)

c.
In November, 2007, the Company entered into an equity line of credit (“ELOC”) arrangement with an investor.  Pursuant to the terms of the ELOC, the Company will have the right (but not an obligation) to issue and sell to the investor from time to time as specified in the related Securities Purchase Agreement (the "SPA"), and the investor will be obligated to purchase from the Company, up to $5,000 in shares of the Company's common stock.

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

Starting in 2003, we began development of a proprietary operating system (OS) which targeted manufacturers of affordable mobile phones as well as other mobile devices. This OS was differentiated by a low memory footprint and low processing power requirements, while also providing a platform to allow a mobile device manufacturer to rapidly customize and introduce new models to the market. The OS was developed through a separate business unit, which focused on licensing of the OS to mobile device manufacturers. In July 2005, our management determined that the high cost of adapting the OS to a variety of mobile platforms and offering the extensive support required by each customer would require the continued investment of a significant amount of capital and other resources. Consequently, we decided to discontinue the OS business unit, which resulted in significantly reduced operating costs in the short-term allowing management to focus solely on the Ogo activity by transferring resources and funds to the continuing Ogo business. During the period covered by the financial statements contained in this Form 10-Q, the operating system related activities were classified as discontinued operations. Certain components of the OS are currently included in the Ogo device. Such components and the related activities and costs have not been classified and are included in the consolidated financial statements contained in this Form 10-Q as continuing operations. We will continue to develop additional software applications to meet the specific needs of the Ogo devices as they evolve.

We commenced marketing the Ogo in the United States in 2004 under a development and supply agreement with AT&T Wireless Services, Inc. The agreement required AT&T Wireless to purchase $32.4 million of devices, $16.5 million of which were delivered by the end of 2004. Unlike our current arrangements with our existing customers, the agreement did not require us to provide any hosting or related services. In April 2005, following the acquisition of AT&T Wireless by Cingular Wireless, Inc., or Cingular, we agreed with Cingular to cancel this agreement. The cancellation followed several weeks of discussions focused on the impact of the Cingular acquisition of AT&T and the nature of the relationship between the companies thereafter. Pursuant to the termination agreement with Cingular, we received a one-time cash payment of approximately $3.85 million, the return of all Ogo device inventory held by Cingular for no cost (valued by us at approximately $5.7 million after allowance for rework and adaptation costs) and the transfer of all intellectual property rights directly relating to Ogo, including the URLs www.ogo.com, www.ogosphere.com, www.ogosphere.net and the associated intellectual property valued by us at approximately $150,000. In determining the fair values, management has considered a number of factors, including valuations and appraisals. We also recorded one-time income of $2.0 million which was previously recorded as deferred revenues upon termination of the agreement with AT&T Wireless. As a result of this termination agreement, we recorded a one-time gain of $11.7 million in 2005. However, Cingular represented 85% of our revenues in 2005, and its loss as a customer had a material adverse impact on our sales and results of operations. During the year ended December 31, 2006, and through September 30, 2007, no revenues were generated from Cingular. As a consequence of Cingular’s termination of Ogo related services, we are no longer required to provide helpdesk support to Ogo customers in the United States.

Since we do not provide any services to the Cingular subscribers who used the Ogo and receive no revenue from their use of Cingular’s services, we do not believe that Cingular’s discontinuation of service or support for the Ogo, if any, will have a material impact on our business, financial condition or results of operation.

During 2005, we began to focus our marketing efforts to target European customers and entered into agreements with three major customers: Swisscom Mobile, the leading mobile operator in Switzerland, e-kolay.net, a leading ISP in Turkey owned by Doğan Yayın Holding (DYH), Turkey’s leading media-entertainment conglomerate, and 1&1 Internet AG, a leading German Internet service provider. Swisscom and e-kolay.net commenced selling the Ogo devices and we commenced providing the related hosted services prior to the end of 2005. 1&1 commenced sales of the Ogo devices and we commenced providing the related hosted services in April 2006. In June 2006, we also signed an agreement with our first customer in Latin America, Antel, the parent company of Ancel, a leading mobile operator in Uruguay. Ancel commenced selling the Ogo devices and we commenced providing the related hosted services in Uruguay in June 2006. In December 2006, Onetouch, one of the leading mobile operators in Ghana issued a purchase order (PO) for purchase of Ogo devices. In February 2007, Vimpelcom, a Russian mobile operator serving more than 47 million subscribers, announced that it intends to launch an Ogo offering aimed at the small to medium enterprise. Vimpelcom, through Betalink, a third party purchasing arm, issued a purchase order for purchase of Ogo devices, subject to our standard terms and conditions, which have been delivered. An agreement with Vimpelcom for the provision of services has not yet been signed. On March 27, 2007, we and Cleveland Unlimited, Inc. d/b/a “Revol” signed a letter of intent which provides that Revol Wireless, based in Independence, Ohio will distribute Ogo2.0 products and services as part of Revol’s offering. Revol will be the first to launch Ogo 2.0c, IXI’s first CDMA 3G product, with EV-DO technology in the United States. On June 20, 2007, Mobilkom Austria AG, a Vodafone partner company, the largest cellular operator in Austria and one of the largest operators in Central Europe, announced the launch of Ogo™ device in Austria. In August 2007, we announced the appointment of In Mobile Solutions Sdn Bhd (IMS) as our distributor to Malaysia.

In November 2007 IXI received a PO for Ogo2.0 by Vodafone, the largest operator in Germany, to be shipped in time for the holidays. Ogo will be sold via Debitel, the largest mobile retail chain in Germany.

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

We have generated recurring losses from operations and negative cash flows from operating activities since inception. As of September 30, 2007, we had a stockholders’ deficiency of approximately $15.5 million. We currently pay our suppliers in advance of the date shipment is made to us, while the standard payment terms which we usually extend to our customers require payment within 30 days of delivery of the devices. Consequently, we are often forced to finance outstanding sales orders for several months. We plan to continue to finance our operations through raising additional capital, and in the longer term, by generating sufficient revenues to finance our operations. There can be no assurances, however, that we will be successful in obtaining an adequate level of financing needed for current operations and long-term development. These conditions raise substantial doubt about our ability to continue as a going concern if we are unsuccessful in obtaining such adequate level of financing.

In order to satisfy IXI’s working capital requirements prior to the consummation of the merger with us, on June 22, 2006, IXI entered into a bridge loan agreement with Southpoint Master Fund LP (“Southpoint”) and IXI Mobile (R&D), Ltd. (“IXI R&D”), IXI’s wholly owned subsidiary. Pursuant to the terms of the bridge loan, Southpoint loaned to IXI R&D $20 million (from which IXI paid $1,700,000 in cash compensation to certain private placement agents and $700,000 in cash compensation, upon consummation of the merger, to certain financial institutions providing advisory services to IXI), with IXI acting as guarantor. The bridge loan bears interest of 10% per annum. The Bridge Loan should be repaid on June 6, 2008. On October 2007, IXI has reached an agreement with Southpoint for the amendment of the loan agreement and the conversion of approximately $15.8 million principal amount of debt into 4,400,000 shares of the Company's common stock at a conversion price of US$3.60 per share and warrants to purchase 2,640,000 shares of common stock at an exercise price of US$4.10, expiring five years from the date of grant.

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

Thereafter, IXI borrowed an additional $5 million, which was repaid in full.

On October 2007, IXI has received and accepted binding subscriptions for a private placement of $5,123,000. Upon closing, IXI will issue 1,423,000 shares of common stock at a price of US$3.60 per share. The investors will also be issued warrants to purchase an aggregate of 853,800 shares of common stock at a price of US$4.10, expiring five years from the date of grant. Total net proceeds to IXI in the private placement will be $4,867,000. IXI expects to close the private placement during November 2007.

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

At the end of the third quarter of 2005, we commenced commercial sales in Europe. Both e-kolay.net and Swisscom Mobile began commercial sales to end users in November, 2005. On December 15, 2005, we entered into a cooperation agreement with 1&1 Internet AG, pursuant to which 1&1 Internet AG committed to purchase $18 million of devices through the first quarter of 2007. 1&1 commenced sales to end users at the end of April 2006 and as of September 30, 2007, 1&1 had purchased approximately $14.7 million of devices from us, in accordance with the agreement. Due to the late deliveries to 1&1 caused by the delay of our June 2006 bridge financing, 1&1 had not completed its purchasing obligation by the end of the first quarter of 2007. Following the commercial launch of the Ogo 2.0, 1&1 and we are currently discussing the updated purchase date and product blend to be supplied to 1&1.

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

In February 2007, Vimpelcom, a Russian mobile operator serving more than 47 million subscribers, announced that it intends to launch an Ogo offering aimed at the small to medium enterprise. Vimpelcom, through Betalink, a third party purchasing arm, issued a purchase order for purchase of Ogo devices, subject to our standard terms and conditions, which have been delivered. An agreement with Vimpelcom for the provision of services has not yet been signed.

In March 2007, we and Cleveland Unlimited, Inc. d/b/a “Revol” signed a letter of intent which provides that Revol Wireless, based in Independence, Ohio will distribute Ogo2.0 products and services as part of Revol’s offering. Revol will be the first to launch Ogo 2.0c, IXI’s first CDMA 3G product, with EV-DO technology in the United States. This launch is expected to occur this winter. The letter of intent between the parties, outlines the general commercial understandings and sets the timeframe for the signing of a definitive agreement to be not later than May 31, 2007. However, this agreement has not yet been finalized. The distribution arrangements will be subject to FCC type approval of the device and other terms to be finally agreed by the parties.

In June 2007, Mobilkom Austria AG, a Vodafone partner company, the largest cellular operator in Austria and one of the largest operators in Central Europe, announced the launch of Ogo™ device in Austria. Mobilkom has over 3.5 million subscribers in Austria and over 10 million subscribers in Europe.

In August 2007, we announced the appointment of In Mobile Solutions Sdn Bhd (IMS) as our distributor to Malaysia.

In November 2007 IXI received a PO for Ogo2.0 by Vodafone, the largest operator in Germany, to be shipped in time for the holidays. Ogo will be sold via Debitel, the largest mobile retail chain in Germany.

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

From 2005 through September 30, 2007, we shipped and recognized revenues from the following sales of Ogo devices (excluding AT&T Wireless sales)

		Q3/05	Q4/05	Q1/06	Q2/06	Q3/06	Q4/06	Q1/07	Q2/07	Q3/07
		Undaudited
Revenue (in $K)	Ogo	150	590	1,642	3,437	3,309	3,355	2,632	2,511	4,037
	Service	-	15	89	175	217	393	465	545	688
	Others	68	138	8	117	50	138	27	114	40
	Total	218	743	1,739	3,729	3,575	3,886	3,123	3,170	4,764

Deferred Revenue (Ogo only) (in $K)*		$673	$4,175	$3,510	$6,843	$10,954	$12,415	$11,686	$11,691	$11,237

Ogo ASP (in $)		$150	$168	$164	$182	$166	$168	$169	$170	$185
Monthly Service ASP (in $)		-	$2.7	$2.8	$2.2	$1.6	$2.0	$1.9	$1.8	$2.1

Units shipped per Q **		4,000	24,000	6,000	40,000	45,000	28,000	11,000	14,000	18,000
Units shipped (cummulative) **		5,000	30,000	35,000	75,000	120,000	148,000	159,000	172,000	190,000
Subscribers ** ***		-	4,500	14,500	33,000	53,000	73,000	89,000	104,000	120,000
Customers - launched		1	2	3	4	4	5	5	6	6

* Deferred Revenues of devices as of the last date of the applicable quarter;

** Numbers are rounded

*** The number of subscribers will be reduced from time to time due to deactivation of some of our customers’ subscribers and replacement of devices. The number of subscribers as of Q307 includes a write down of approximately 3,400 subscribers, primarily due to billing systems adjustments between us and our customers.

To date, we have derived our revenues from a small number of customers. The revenues from major customers are outlined in the table below:

	Three Months Ended September 30,		Year Ended December 31,
	2007	2006	2006	2005	2004
	unaudited
Ogo:
AT&T Wireless [terminated in 2005]	—	—	—	85%	60%
Swisscom Mobile	45%	32%	45%	8%	—
e-Kolay	12%	5%	7%	2%	—
1&1	35%	60%	46%	—	—
Others	8%	3%	2%	5%	40%

The following presents revenues by geographic breakdown:

	Three Months Ended September 30,			Year Ended December 31,
	2007	2006	2006	2005	2004
	unaudited
United States	$—	$—	$—	$6,794	$572
Europe Middle East and Africa	4,647	3,482	12,645	825	—
South America	117	93	184	—	—
Asia Pacific	—	—	100	348	300
Total	4,764	3,575	$12,929	$7,967	$872

The following presents revenues by geographic breakdown for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
United States	$—	$6,794	$572
Europe and Middle East and Africa	12,645	825	—
South America	184	—	—
Asia Pacific	100	348	300
Total	$12,929	$7,967	$872

Operating Expenses

Cost of Revenues

Cost of revenues relating to the Ogo devices consists primarily of the cost of (i) the device components that we procure directly from third party suppliers, (ii) the cost to us of having the device manufactured by Chi Mei, (iii) royalties for third party licenses for software included in the Ogo devices, shipping and packaging costs, salaries and related personnel expenses for employees engaged in the delivery and support of our products, (iv) allocation of fixed overhead and facility costs; (v) free devices provided to customers and (vi) an accrual for the warranty costs of our products as well as the devices allocated for use under IXI’s warranty commitments.

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

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel expenses, subcontractor costs related to the design, development and testing of new products and technologies, product enhancements and an allocation of fixed overhead and facilities costs related to research and development activity. We conduct research and development primarily in our facilities in Israel and Romania. All research and development costs are expensed as incurred. As of September 30, 2007, our research and development team was comprised of 92 employees and consultants in Israel and Romania. We expect our research and development expenses to increase in the future as we continue to expand our product offering, features and applications. We received royalty-bearing grants from the OCS for funding the development of PMG software and the OS. The grants were deducted from research and development expenses. Research and development grants are recognized when we satisfy all the conditions under the law for being entitled to such grants. We do not have any current plans to apply for additional research and development grants from the Government of Israel.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries, commissions, participation in our customers’ marketing efforts and related personnel expenses for those engaged in the sale and marketing of our products, travel, as well as related trade shows and promotional and public relations expenses and an allocation of fixed overhead and facilities costs related to marketing and sales activity. We maintain a direct sales force, as well as utilizing independent distributors and sales representatives, under various agreements and methods of compensation (such as salaries, consultancy fees, bonuses based on sales and commissions set as a percentage of selling price). As of September 30, 2007, our sales and marketing team was comprised of 21 professionals worldwide and is expected to grow in the future as we expand our sales and marketing activities worldwide. We expect our selling and marketing expenses to increase in the future due to an increase in direct expenses related to sales and marketing, including salaries to its additional direct sales force, as well as increased bonus payments and sales commissions on its revenues. In addition, as our customer base grows, we will be required to participate in additional marketing efforts.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related personnel expenses for executive, accounting, finance, legal, human resources, administrative and network and information systems personnel, facilities maintenance, professional fees and other general corporate expenses. We will need to expand our general and administrative expenses as we expand our operations and sales to additional countries as well as additional regulatory compliance expenses relating to publicly traded company reporting obligations. In the nine months ended September 30, 2007, the Company recognized non recurring charges following the consummation of the merger.

Financial Expenses, Net

Financial expenses, net of interest received on bank deposits and exchange rate differences resulting in a gain, when applicable, consist primarily of interest paid on short term and long term loans and on convertible bridge loans and of amortization of discount attributed to detachable warrant costs in connection with short-term loans, long-term loans and convertible loans. In the nine months ended September 30, 2007, the Company recognized non recurring charges following the consummation of the merger.

Non-GAAP Financial Measures

We present the following non-GAAP financial measures: non-GAAP Cost of Revenues; non-GAAP operating income and non-GAAP net income;

Non GAAP Cost of Revenues reconciliation for the three months ended September 30, 2007:

IXI Mobile, Inc.
Reconciliation of Non-GAAP Financial Measure

	Three months ended	Three months ended
	September 30 2007	September 30 2006
	($K)	($K)
	Unaudited
TOTAL REVENUES	4,764	3,575

GAAP Cost of Revenues:	4,383	4,408
Stock based option expense in GAAP Cost of Revenues	22	1

Non GAAP Cost of Revenues (excluding the above)	4,361	4,407
Non GAAP gross margin	8.46%	(23.27%)

Non GAAP Operating Loss reconciliation for the three months ended September 30, 2007:

IXI Mobile, Inc.
Reconciliation of Non-GAAP Financial Measure

	Three months ended	Three months ended
	September 30 2007	September 30 2006
	($K)	($K)
	Unaudited
GAAP Operating loss	(8,058)	(4,201)
Stock based option and share expense in GAAP Operation expenses, including merger related expenses	473	95

Non GAAP Operating loss (excluding the above)	(7,585)	(4,106)

Non GAAP Net Loss reconciliation for the three months ended September 30, 2007:

IXI Mobile, Inc.
Reconciliation of Non-GAAP Financial Measure

	Three months ended	Three months ended
	September 30 2007	September 30 2006
	($K)	($K)
	Unaudited
GAAP Net loss	(8,426)	(5,260)

Stock based option and share expense in GAAP Operation expenses, including merger related expenses	473	95

Financial expenses (income) relating to merger	656	-
Non GAAP Net loss (excluding the above)	(7,297)	(5,165)

Non GAAP Cost of Revenues reconciliation for the nine months ended September 30, 2007:

IXI Mobile, Inc.
Reconciliation of Non-GAAP Financial Measure

	Nine months ended	Nine months ended
	September 30 2007	September 30 2006
	($K)	($K)
	Unaudited
TOTAL REVENUES	11,058	9,043

GAAP Cost of Revenues:	11,556	10,764
GAAP Gross margin	(4.50%)	(19.03%)
Stock based option expense in GAAP Cost of Revenues	169	4
Inventory write-down (including vendor advance payments)	958	217
Non GAAP Cost of Revenues (excluding stock-based compensation expense and Inventory write-downs)	10,429	10,543
Non GAAP gross margin	5.69%	(16.58%)

Non GAAP Operating Loss reconciliation for the nine months ended September 30, 2007:

IXI Mobile, Inc.
Reconciliation of Non-GAAP Financial Measure

	Nine months ended	Nine months ended
	September 30 2007	September 30 2006
	($K)	($K)
	Unaudited
GAAP Operating loss	(24,023)	(14,757)
Stock based option and share expense in GAAP Operation expenses, including merger related expenses	3,468	294
Inventory write-down (including vendor advance payments)	958	217
Non GAAP Operating loss (excluding the above)	(19,597)	(14,246)

Non GAAP Net Loss reconciliation for the nine months ended September 30, 2007:

IXI Mobile, Inc.
Reconciliation of Non-GAAP Financial Measure

	Nine months ended	Nine months ended
	September 30 2007	September 30 2006
	($K)	($K)
	Unaudited
GAAP Net loss	(36,601)	(16,511)

Stock based option and share expense in GAAP Operation expenses, including merger related expenses	3,468	294
Inventory write-down (including vendor advance payments)	958	217
Financial expenses relating to merger	10,914	0
Non GAAP Net loss (excluding the above)	(21,261)	(16,000)

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

2) Inventory write down and Vendor advance payments write off

We have excluded inventory write down and vendor advance payments write off. Although these may be considered a recurring item under Item 10(e) of Regulation S-K, management evaluates its Cost of Revenues excluding this item in order to better understand the trends in its Cost of Revenues. Management thinks it is useful for investors in assessing the Cost of Revenues as compared to revenues, which is important for understanding the performance of our business.

3) General and administrative expenses recorded in connection with the issuance of stock, stock options and cash bonuses to our senior management.

We have excluded expenses recorded in connection with the issuance of stock, stock options and cash bonuses to Gideon Barak, co-Chairman and Amit Haller, President and Chief Executive Officer in connection with the consummation of the Merger and their specific compensation terms following the consummation of the Merger; We exclude these expenses primarily because we believe that excluding these items allows investors to better assess our operating loss and to compare it to previous periods which did not include these expenses.

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

We are committed to participating in the marketing and advertising efforts of a number of our customers through reimbursement of direct expenses actually paid by such customers, up to limited, pre-defined amounts. Such participation costs are recorded as selling and marketing expenses or as a deduction of revenues, as appropriate. Marketing participation is characterized as a reduction of revenue unless both of the following conditions are met:

•	we receive, or will receive, an identifiable marketing activity in exchange for the consideration; and

•	we can reasonably estimate the fair value of the marketing activity

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

Accounting for stock-based compensation

Until December 31, 2005, we accounted for all employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and in accordance with FASB Interpretation No. 44, we applied the provisions of FAS 123 under the minimum value for disclosure purposes. Pursuant to these accounting pronouncements, we recorded compensation for stock options granted to employees over the vesting period of the options based on the difference, if any, between the exercise price of the options and the fair value of the underlying shares at that date of grant. Deferred compensation was amortized to compensation expense over the vesting period of the options and was included as salary as part of the cost of revenues, research and development costs, sales and marketing expenses and general and administrative expenses. This method requires that we make an estimate regarding the fair market value of our underlying shares. In making this estimate, we have used historical data, available third party valuations and management judgment. In November 2005, we issued to employees options to purchase shares of common stock under our Employee Stock Option Plans, at an exercise price determined by our board of directors as the fair market value of the underlying common stock. For our audited year end reports, we retained an independent third party valuation firm to determine the fair market value of common stock on various dates including November 2005, and their determination was that the fair market value of the common stock was higher than that determined by the board of directors. As a result, we recorded compensation expenses in the amount of approximately $800,000 out of which approximately $16,000 was recognized as an amortization of deferred stock compensation during 2005, approximately $242,000 was recognized in the year ended December 31, 2006 and approximately $50,000 was recognized in the three months ended September 30, 2007. In addition, under US tax law, a person taxed under US law who is granted an option at an exercise price which is less than the fair market value at the date of grant, may be subject to a tax liability upon the vesting of such options for the potential gain between the exercise price and the fair market value as well as to a 20% penalty tax. In July 2006, IXI’s board of directors resolved to offer US employees who so requested to change the exercise price of the options granted to those employees in November 2005 to equal the fair market value as of such date, in order to avoid any such tax consequences. Such changes in the exercise price were accounted as a modification under the provisions of SFAS 123(R). Since the new exercise price equals the fair market value of the shares upon the modification, and given the fact that all other option terms will remain as in the original award, no incremental compensation costs under the provisions of SFAS 123(R) were recognized.

We apply SFAS No. 123(R) and EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF No. 96-18”), with respect to options granted to non-employees. SFAS No. 123(R) requires the use of an option valuation model to measure the fair value of the warrants at the grant date. This method requires that we make an estimate regarding the fair market value of the underlying shares. Compensation expense in respect of options granted to non-employees amounted to $21 for the three months ended September 30, 2007.

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

Stock-based compensation expense recognized under SFAS 123(R) for employees and consultants for the three months ended September 30, 2007 and for the year ended December 31, 2006 amounted to approximately $473,000 and $430,000, respectively, including continuation of expense recognized pursuant to APB 25.

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

Results of Operations

Three months ended September 30, 2007 (unaudited) compared to three months ended September 30, 2006 (unaudited)

Revenues

Our revenues for the three months ended September 30, 2007 were approximately $4.8 million, compared to approximately $3.6 million for the three months ended September 30, 2006. The revenues for the three months ended September 30, 2007 included approximately $4.0 million from sale of Ogo devices, approximately $690,000 from hosted services and approximately $40,000 from non-recurring engineering contracts. The revenues for the three months ended September 30, 2006 included $3.3 million from sale of Ogo devices, approximately $220,000 from hosted services and approximately $50,000 from non-recurring engineering contracts.

Cost of revenues

Our total cost of revenues for the three months ended September 30, 2007 was approximately $4.4 million, compared to approximately $4.4 million for the three months ended September 30, 2006.

•
In the three months ended September 30, 2007, our costs of revenue decreased compared to our revenues primarily due to our agreement with a major IM supplier, that was amended in 2007 and was valid as of January 1, 2007, which requires us to pay certain minimum fees per month materially lower than in 2006. The main terms of the Amendment are as follows: (i) the minimum amount to be paid has been reduced to $2.8 million through September 2009 beginning January 2007 as compared to $3.6 million in calendar year 2006 and $7.8 million in calendar year 2007; and (ii) the term of the agreement has been extended until September 30, 2009.

On the other hand, our costs of revenue continue to be high compared to our revenues due to a number of key factors:

•
Salaries and related personnel expenses for employees engaged in the delivery and support of our products and employees engaged in the support of the hosted services, as well as the allocation of fixed overhead and facility costs, are fixed costs and as such, had an adverse impact on the cost of revenues due to the small number of units to which revenue was recognized;

•	In the three months ended September 30, 2007, we recorded as cost of revenue all the devices allocated for use under IXI’s warranty commitments, which resulted in a cost of revenues of $198,000; and

•	In the three months ended September 30, 2007, we recorded a cost of revenue expense in the amount of $79,000 as a result of providing free devices to customers.

Research and development expenses, net

Our net research and development expenses increased by 215% to approximately $4.7 million for the three months ended September 30, 2007 from approximately $1.5 million for the three months ended September 30, 2006. The increase was primarily attributable to an increase in the headcount and fixed overhead and facility costs in the amount of approximately $620,000, increase in subcontractors and other third parties’ expenses in the amount of $600,000 and additional expenses of approximately $1.9 million for development of new applications and new models of the Ogo device including the development of the Ogo 2.0, a new generation of Ogo devices for individual and professional users based on a new, more advanced, technology platform, the development of the Ogo Code division multiple access (“CDMA”), a new generation of Ogo devices which is based on EV-DO technology and the development of additional Ogo products. .

Selling and Marketing expenses

Our selling and marketing expenses increased by 75% to approximately $2.1 million for the three months ended September 30, 2007 from approximately $1.2 million for the three months ended September 30, 2006. The increase was primarily attributable to an increase in the headcount and fixed overhead costs and facility costs in the amount of approximately $370,000 and an increase in expenses in the amount of approximately $540,000, primarily attributable to increase in marketing contribution expenses of approximately $250,000, increase in cost of devices provided as samples to customers of approximately $170,000 and increase in subcontractors expenses of approximately $120,000.

General and administrative expenses

Our general and administrative expenses increased by 146% to approximately $1.6 million for the three months ended September 30, 2007 from approximately $670,000 for the three months ended September 30, 2006. The increase was primarily attributable to an increase in the salaries, headcount and fixed overhead of approximately $550,000. In addition, we recorded a non cash expense in the amount of approximately $310,000 on account of the bonus plans of our co-Chairman and Chief Executive Office, as detailed below. Also, an increase of expenses in the amount of approximately $420,000 which resulted mainly from an increase in legal and audit costs in the amount of approximately $230,000 and expenses related to subcontractors and directors of approximately $160,000.

The $310,000 expenses related to bonus plans of Gideon Barak, our co-Chairman and Amit Haller that were recorded in the three months ended September 30, 2007 as a result of the consummation of the Merger, have the following explanation:

1) We will be required to record non recurring general and administration expenses in the aggregate amount of approximately $2 million in connection with the issuance to Gideon Barak, co-Chairman, of options to purchase 450,000 shares of our common stock, at an exercise price of $5.00, which vest upon reaching various price per share targets; these expenses will be recorded over a period of approximately 42 months from the consummation of the Merger; a total amount of approximately $140,000 was recorded as an expense as of September 30, 2007.

2) We will be required to record non recurring, general and administration expenses in the aggregate amount of approximately $1.9 million in connection with the issuance to Amit Haller, our Chief Executive Officer, of options to purchase 450,000 shares of our common stock, at an exercise price of $6.06, which vest upon reaching various price per share targets; these expenses will be recorded over a period of approximately 42 months from the consummation of the Merger; a total amount of approximately $130,000 was recorded as expense as of September 30, 2007.

3) We may be required to record non recurring, general and administration expenses of up to approximately $670,000 in connection with cash bonuses in the amount of up to $1.4 million that may be paid to each of Gideon Barak, co-Chairman and Amit Haller, Chief Executive Officer, upon reaching various price per share targets. These expenses will be recorded over a period of approximately 42 months from the consummation of the Merger; a total amount of approximately $40,000 was recorded as expense as of September 30, 2007.

Financial expenses, net

Our financial expenses, net for the three months ended September 30, 2007 decreased by approximately 66% and amounted to approximately $370,000 from approximately $1.1 million for the three months ended September 30, 2006. This change was primarily attributable to finance income that amounted to approximately $880,000 resulting from amortization of premium using the effective interest method as the amended bridge loan was recorded in the balance sheet based on its fair value which amounted to approximately $26 million at the consummation of the Merger, following the valuation of the Bridge Loan accounted for under EITF 06-6, increase in interest income of approximately $160,000 and exchange rate differences income of approximately $130,000, set off by amortization of deferred debt costs in connection with issuance of shares at the Merger of approximately $660,000.

Net loss

We had a net loss from continuing operations of approximately $8.4 million , compared with net loss of approximately $5.3 million for the three months ended September 30, 2007 and 2006, respectively, due to the reasons mentioned above.

Nine months ended September 30, 2007 (unaudited) compared to nine months ended September 30, 2006 (unaudited)

Revenues

Our revenues for the nine months ended September 30, 2007 were approximately $11.1 million, compared to approximately $9.0 million for the nine months ended September 30, 2006. The revenues for the nine months ended September 30, 2007 included approximately $9.2 million from sale of Ogo devices, approximately $1.7 million from hosted services and approximately $180,000 from non-recurring engineering contracts. The revenues for the nine months ended September 30, 2006 included $8.4 million from sale of Ogo devices, approximately $480,000 from hosted services and approximately $80,000 from non-recurring engineering contracts.

Cost of revenues

Our total cost of revenues for the nine months ended September 30, 2007 was approximately $11.6 million, compared to approximately $10.8 million for the nine months ended September 30, 2006.

In the nine months ended September 30, 2007, our costs of revenue decreased compare to our revenues due to our agreement with a major IM supplier, that was amended in 2007 and was valid as of January 1, 2007, which requires us to pay certain minimum fees per month materially lower than in 2006. The main terms of the Amendment are as follows: (i) the minimum amount to be paid has been reduced to $2.8 million through September 2009 beginning January 2007 as compared to $3.6 million in calendar year 2006 and $7.8 million in calendar year 2007; and (ii) the term of the agreement has been extended until September 30, 2009.

On the other hand, our costs of revenue continue to be high compared to our revenues due to a number of key factors:

•
During the second quarter of 2007, we believed that due to the commercial launch of Ogo2 during the quarter we will ship less Ogo1.0 than we have previously anticipated, therefore we will not realize inventory in the amount of $156,000 due to a write off of slow moving CT-10 devices;

•
During the second quarter of 2007, we have written off vendor advance payments in the amount of $680,000. Vendor advance payments are installments paid to vendors prior to the date the Ogo units are shipped to us or designated customers and are required to finance the production of the Ogo devices. The advance payments are mainly to enable our vendors to purchase raw materials with long supply period, are based on the progress of the production and are deducted from the total shipment payment which is accrued upon the delivery of the Ogo units;

•
Salaries and related personnel expenses for employees engaged in the delivery and support of our products and employees engaged in the support of the hosted services, as well as the allocation of fixed overhead and facility costs, are fixed costs and as such, had an adverse impact on the cost of revenues due to the small number of units sold or with respect to which revenue was recognized;

•	In the three months ended September 30, 2007, we recorded as cost of revenue all the devices allocated for use under our warranty commitments, which resulted in a cost of revenues of $198,000; and

•	In the three months ended September 30, 2007, we recorded a cost of revenue expense in the amount of $79,000 as a result of providing free devices to customers.

Research and development expenses, net

Our net research and development expenses increased by approximately 176% to approximately $11.8 million for the nine months ended September 30, 2007 from approximately $4.3 million for the nine months ended September 30, 2006. The increase was primarily attributable to an increase in the headcount and fixed overhead and facility costs in the amount of approximately $1.9 million, increase in subcontractors and other third parties’ expenses in the amount of approximately $1.4 million, and additional expenses of approximately $4.2 million for development of new applications and new models of the Ogo device including the development of the Ogo 2.0, a new generation of Ogo devices for individual and professional users based on a new, more advanced, technology platform, the development of the Ogo Code division multiple access (“CDMA”), a new generation of Ogo devices which is based on EV-DO technology and the development of additional Ogo products

Selling and Marketing expenses

Our selling and marketing expenses decreased by 16% to approximately $5.5 million for the nine months ended September 30, 2007 from approximately $6.5 million for the nine months ended September 30, 2006. The decrease was primarily attributable to a decrease of approximately $3.4 million recorded as amortization of the above mentioned Keep Well Agreement during the nine months ended September 30, 2006, offset by an increase in the headcount and fixed overhead costs and facility costs in the amount of approximately $980,000, and an increase in expenses in the amount of $1.3 million, primarily attributable an increase in trade shows in the amount of approximately $390,000, an increase in travel expense in the amount of approximately $200,000, an increase in marketing contribution expenses in the amount of approximately $170,000, an increase in cost of devices provided as samples to customers in the amount of approximately $150,000 and an increase in sales commissions in the amount of approximately $130,000.

General and administrative expenses

Our general and administrative expenses increased by approximately 180% to approximately $6.2 million for the nine months ended September 30, 2007 from approximately $2.2 million for the nine months ended September 30, 2006. The increase was primarily attributable to an increase of approximately $1.3 million on account of the issuance of 216,000 shares of our common stock to Gideon Barak, our co-Chairman, upon the consummation of the merger an increase of approximately $960,000 related to stock base compensation expenses following new option grants and an increase in the salaries, headcount and fixed overhead of approximately $790,000 that comprises primarily of approximately $220,000 one time bonus that was granted to the CEO following the consummation of the Merger and increase in headcount. In addition, we recorded a non cash expense in the amount of approximately $400,000 on account of the bonus plans of our co-Chairman and Chief Executive Office as detailed below. Also, increase in expenses of approximately $630,000 that were primarily attributable to an increase in audit and legal expenses of approximately $360,000 and an increase in provision for doubtful debt in the amount of approximately $110,000.

The $400,000 expenses related to bonus plans of Gideon Barak, our co-Chairman and Amit Haller that were recorded in the three months ended June 30, 2007 as a result of the consummation of the Merger, have the following explanation:

1) We will be required to record non recurring general and administration expenses in the aggregate amount of approximately $2 million in connection with the issuance to Gideon Barak, co-Chairman, of options to purchase 450,000 shares of our common stock, at an exercise price of $5.00, which vest upon reaching various price per share targets; these expenses will be recorded over a period of approximately 42 months from the consummation of the Merger; a total amount of approximately $179,000 was recorded as an expense during the nine months ended September 30, 2007;

2) We will be required to record non recurring, general and administration expenses in the aggregate amount of approximately $1.9 million in connection with the issuance to Amit Haller, our Chief Executive Officer, of options to purchase 450,000 shares of our common stock, at an exercise price of $6.06, which vest upon reaching various price per share targets; these expenses will be recorded over a period of approximately 42 months from the consummation of the Merger; a total amount of approximately $166,000 was recorded as expense during the nine months ended September 30, 2007; and

3) We may be required to record non recurring, general and administration expenses of up to approximately $670,000 in connection with cash bonuses in the amount of up to $1.4 million that may be paid to each of Gideon Barak, co-Chairman and Amit Haller, Chief Executive Officer, upon reaching various price per share targets. These expenses will be recorded over a period of approximately 42 months from the consummation of the Merger; a total amount of approximately $60,000 was recorded as expense during the nine months ended September 30, 2007.

Financial expenses, net

Our financial expenses, net for the nine months ended September 30, 2007 increased by 612% and amounted to approximately $12.6 million from approximately $1.8 for the nine months ended September 30, 2006. This change was primarily attributable to interest on bridge loans and credit lines, which increased by approximately $2.5 million, and additional financial expenses recorded in connection with the consummation of the merger, as follows:

1) We accounted for the modification to the terms of the bridge loan under the provisions of EITF 06-6, "Debtor's Accounting For A Modification (or Exchange) of Convertible Debt Instruments", as an extinguishment of the bridge loan, and the issuance of a new loan under the modified terms. As such, we recorded an immediate loss of approximately $8.8 million for the extinguishment of the original bridge loan as additional financial expenses. This included approximately $2.9 million for the extinguishment of the bridge loan (such amount includes costs for issuance of 600,000 shares of common stock to Southpoint) and approximately $6.0 million detailed below. The amended bridge loan was recorded in the balance sheet based on its fair value which amounted to approximately $26 million. As the fair value of the amended bridge loan is greater than its contractual repayment schedule, such premium in the amount of approximately $5.9 million will be amortized over the contractual term of the loan (12 months) using the effective interest method as financial income. As of September 30, 2007, the Company recorded finance income of approximately $3.4 million as an effective interest income derived from the valuation of the Convertible Bridge Loan.

2) In addition, we recorded approximately $2.4 million on account of the grant of 400,000 shares of common stock to Southpoint in accordance with the terms of the amendment to the bridge loan, and non recurring, financial expenses of approximately $1.2 million due to the full amortization of various deferred debt costs related to the bridge loan 3) We recorded non recurring, financial expenses of approximately $125,000 in connection with the issuance to certain financial institutions which provided advisory services to us of warrants to purchase 100,000 shares of our common stock at an exercise price of $ 5.00, expiring in 2009.

3) We recorded the following deferred debt costs on our Balance Sheet as of June 30, 2007, which will be amortized as financial expenses over a period of 12 months from the consummation of the merger:

a) Approximately $180,000 on account of the issuance of 30,000 shares of our common stock to certain private placement agents who participated in identifying potential bridge lenders; an amount of approximately$58,000 was amortized as of September 30, 2007; and

b) Approximately $2.4 million on account of the issuance of 400,000 shares of our common stock to the Guarantors; an amount of approximately $770,000 was amortized as of September 30, 2007.

Net loss

We had a net loss from continuing operations of approximately $36.6 million, compared with net loss of approximately $16 million for the nine months ended September 30, 2007 and 2006, respectively, due to the reasons mentioned above.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents aggregating approximately $18.6 million.

IXI Funding

Since our inception, our operations have been funded through capital investments from our stockholders, loans from venture lenders and banks, OCS grants and cash flow from operations.

Working Capital Needs

Since our founding, we have generated recurring losses from operations and negative cash flows from operating activities. As of September 30, 2007, we had a stockholders’ deficiency of approximately $15.5 million. We plan to continue to finance our operations through raising additional capital, and in the longer term, to generate sufficient revenues to finance our operations. There can be no assurances, however, that we will be successful in obtaining an adequate level of financing needed for our operations and long-term development or, that we will ever reach profitability and/or generate sufficient revenues to finance our operations. Therefore, our auditor expressed substantial doubt regarding our ability to continue as a going concern due to our working capital deficiency as of December 31, 2006 and continuing losses. We will need to raise additional funds to expand our business and manage our growth. The amount and timing of these capital requirements will depend on many factors. At this time, the amount of additional capital that we will require in the future is not quantifiable and timing thereof is not determinable. If we cannot maintain or obtain adequate capital to manage our business strategy and expected growth targets, our business, results of operations and financial condition may be adversely affected.

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

The bridge loan will be repaid upon the earlier of: (1) June 6, 2008 (the “Repayment Date”) or (2) the acceleration of the bridge loan in accordance with the agreement, unless prepaid by IXI R&D (the event in (2) above being referred to as the “Maturity Date”). We have unconditionally guaranteed all of the obligations of IXI R&D under the financing documents, and all obligations of IXI and IXI R&D are secured by a perfected first priority security interest on our and IXI R&D’s assets (subject to limited exceptions).

In addition, Landa and the Gemini Funds (the “Guarantors”), both former stockholders of IXI who previously guaranteed a credit line and a loan received by IXI R&D from Bank Leumi Le’Israel Ltd. (the “Bank”) in the total amount of $8 million (the “Guaranty”), have undertaken in a Letter Agreement dated June 19, 2006 (the “Letter Agreement”) to extend their Guaranty and to maintain the existing bank credit line and loan at $8 million until the Repayment Date or Maturity Date (as the case may be). Pursuant to the Letter Agreement, each of the Guarantors is entitled to assume all or any part of any amounts owed by IXI R&D to the Bank under the line of credit or under the loan and in any such event any such assuming Guarantor shall be entitled to the same rights and benefits conferred to the bridge lender by the Bridge Loan Agreement. In consideration of the extension of the Guaranty, the Guarantors are entitled to a fee equal to the difference between the interest paid to Bank Leumi Le’Israel Ltd. and the amount of interest that IXI would have paid to Bank Leumi Le’Israel Ltd. if IXI’s credit facility bore interest at a rate equal to the rate set forth in the Bridge Loan Agreement. As of September 30, 2007, we owed an aggregate of $14,266 to Landa and the Gemini Funds in consideration for their guarantee of this credit facility.

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

We accounted for the modification to the terms of the bridge loan under the provisions of EITF 06-6, “Debtor’s Accounting For A Modification (or Exchange) of Convertible Debt Instruments”, as an extinguishment of the bridge loan, and the issuance of a new loan under the modified terms, and as such, we recorded a significant immediate loss as additional financial expenses, as detailed in the comparison of operating results for the three months ended September 30, 2007 (unaudited) compared to three months ended September 30, 2006 (unaudited) above.

In October 2007, we have reached an agreement with the Guarantors and with Southpoint for the amendment of the bridge loan and for the conversion of approximately $ 20,700,000 principal amount of the bridge loan and the amount assumed and converted by the Guarantors from an Israeli bank with respect to the short-term bank credit into shares of our Common stock at a conversion price of $3.60 per share and warrants to purchase shares of Common stock at an exercise price of $ 4.10, expiring five years from the date of grant. This conversion will result in the issuance of 5,752,222 shares of Common stock and warrants to purchase 3,451,333 shares of Common stock.

We may be required to record a non-recurring loss conversion charge upon conversion of the bridge loan into equity. A portion of the deferred charges related to the converted amounts will be charged to the statement of operation at a proportional rate of the principal amount converted.

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

We have received and accepted binding subscriptions for a private placement of $5,123,000. Upon closing, we will issue 1,423,000 shares of common stock at a price of $ 3.60 per share. The investors will also be issued warrants to purchase an aggregate of 853,800 shares of common stock at a price of $ 4.10, expiring five years from the date of grant. Total net proceeds to us in the private placement will be $ 4,867,000. We expect to close the private placement during November 2007.

In November 2007, we entered into an equity line of credit arrangement (“ELOC”) with Tailor-Made Capital Ltd. (“TMC”), an Israeli company affiliated with Meitav Investment House, which is a privately owned asset management and investment banking firm based in Israel. Pursuant to the terms of the ELOC, we have the right to sell and TMC is obligated to purchase from us, from time to time, up to and aggregate of $5,000,000 of shares of our common stock at a discount to market of between 5% and 10%, depending on the market price of the common stock at the time of the sale. The sale of shares is subject to our having an effective registration statement for their resale by TMC. The ELOC is in effect until the earlier of 24 months following the effectiveness of the registration statement or November 11, 2010, unless earlier terminated by us or TMC by its terms. In connection with the ELOC, we issued to TMC 75,000 shares of common stock and a five year warrant for up to 312,500 shares of common stock which vests proportionally to the value of the shares purchased by TMC under the equity line of credit agreed to register such shares and warrant shares.

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

During July and August, 2007 the short term loan was repaid in full

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

Cash Flow Analysis

Our continuing operating activities used cash in the amount of approximately $24.6 million for the nine months ended September 30, 2007, compared with cash used in operating activities of approximately $12.0 million for the nine months ended September 30, 2006. This increase use was mainly due to an increase in continuing losses of approximately $20.1 million and decrease in deferred revenues of approximately $8.4 million, offset mainly by an increase in Merger expenses and loan valuation of approximately $10.2 million, increase in trade receivables of approximately $4 million and decrease in inventories of approximately $3.5 million

Our investing activities relating to our continuing operations used cash in the amount of $221,000 for the nine months ended September 30, 2007, compared with cash used in investing activities of approximately $115,000 for the nine months ended September 30, 2006. In each period, cash was primarily used for purchase of property and equipment.

Our financing activities provided cash in the amount of approximately $40.7 million for the nine months ended September 30, 2007. These are due to gross proceeds from issuance of common stock in reverse acquisition of ITAC, net of issuance costs, of $33.4 million, proceeds from long term loan of approximately $6 million and proceeds from short-term bank credit in the amount of approximately $1.2 million. IXI’s financing activities provided cash in the amount of $22.2 million the nine months ended September 30, 2006 due to proceeds from convertible loan of $20 million, proceeds from short-term bank credit in the amount of $8 million which were offset by the principal payment of a long term loan in the amount of approximately $2.6 million, payment of deferred debt and Merger cost in the amount of approximately $2.5 million and by the repayment of a short term bank loan in the amount of approximately $750,000.

We had a working capital deficiency of approximately $5.5 million at December 31, 2006 and $4.0 million at December 31, 2005 and our ratio of current assets to current liabilities was 1.08 at September 30, 2007, 0.82 at December 31, 2006 and 0.74 at December 31, 2005.

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

As a result of the Amendment, tax-exempt income generated under the provisions of the new law, will subject us to taxes upon dividends or liquidation, and we may be required to record deferred tax liability with respect to such tax-exempt income. As of September 30, 2007, we did not generate income under the provision of the Amendment.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

IXI MOBILE, INC.

Dated: November 13, 2007	/s/ Amit Haller
Amit Haller President and Chief Executive Officer

/s/ Lihi Segal
Lihi Segal Vice President and Chief Financial Officer