Form 10-K
period 2007-12-31
IXI Mobile, Inc.
filed 2008-03-31
CIK 1319644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0001319644

IXI MOBILE, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2374143
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1301 Shoreway Road, Suite 380 Belmont, California 94002	(650) 551-0600
(Address, Including Zip Code, of Principal Executive Offices)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Title Of Each Class

Common Stock, $0.0001 par value
Common Stock Purchase Warrants

Indicate by check mark if the registration is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a “smaller reporting company.” See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if Smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2007, based on the closing price of the common stock as registered on the Over the Counter Bulletin Board on such date, was approximately $57.3 million.

On March 18, 2008, 25,187,954 shares of the Registrant’s common stock, $0.0001 par value, were outstanding.

(1) Excludes 5,215,259 shares held by directors, officers and ten percent or greater shareholders on June 29, 2007. Exclusion of such shares should not be construed to indicate that any such person possess the power, direct or indirect, to cause the direction of the management or policies of the registrant.

FORM 10-K

Additional Information

In this annual report, the terms the “Company,” “we,” “our” and “us” refer to IXI Mobile, Inc. and its subsidiaries and the term “IXI” refers to our wholly owned subsidiary, IXI Mobile (USA), Inc.

This Annual Report includes references to certain of our trademarks and registered trademarks. Products or service names of other companies mentioned in this Annual Report may be trademarks or registered trademarks of their respective owners.

Forward-Looking Statements

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included or incorporated by reference into this Annual Report, other than statements that are purely historical in nature, are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “estimate,” “project,” “will,” “may” and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

•	our ability to raise, and the availability of, additional financing to satisfy our working capital, payment of long-term loans and other requirements;
•
the inclusion in the report of our auditors with respect to our consolidated financial statements at December 31, 2007 and for the three year period then ended, an explanatory paragraph stating that, because we have incurred recurring operating losses and negative cash flows from operating activities, there is substantial doubt about our ability to continue as a going concern; see also note 1e to our consolidated financial statements;

•	our ability to provide an affordably-priced alternative for mobile email access as well as other value-added services;
•	competing products that may, now or in the future, be available to consumers;
•	our plans to develop and market new products or services, including but not limited to CDMA devices;
•	our ability to maintain our relationships with existing customers and develop arrangements with new customers;
•	the number or nature of potential customers for our products;
•	our expectations regarding trends in the cell phone, mobile messaging and consumer electronics industries;
•	our ability to improve our financial performance;
•	other competitive pressures and general economic conditions;
•	future acquisitions and other business combinations, if any, effected by us or our competitors;
•	the impact of our efforts to comply with laws and regulations, including the Sarbanes-Oxley Act of 2002, as amended; and
•	our ability to protect our proprietary and confidential information and other intellectual property rights.

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described under the caption “Risk Factors” in Item 1A below and elsewhere in this Annual Report. Except as required by law, we do not assume any obligation to update or revise these forward-looking statements to reflect new events or circumstances. You should assume that the information appearing in this Annual Report is accurate only as of the date on the front cover of this document. Our business, financial condition, results of operations and prospects may have changed since that date.

ii

PART I

Item 1.  Business

Overview

We develop and sell innovative data-centric wireless mobile devices and services for mass market users. We market our solutions to mobile operators, mobile virtual network operators, or MVNOs, and internet service providers, or ISPs, in a number of international markets. We offer an end-to-end mobile solution, which includes devices and hosted services, that permits our customers to deliver mobile data and Internet services to their subscribers. Our Ogo devices are designed to improve the mobile user experience and increase mobile data usage by offering access to popular applications and services, including email, instant messaging or IM, short messaging service, or SMS, mobile voice, Web browsing, games, headlines and other Web information through Really Simple Syndication technology, or RSS, at affordable end-user prices. Our hosted services (such as email and IM gateways) allow our customers to efficiently deliver applications that require intermediation between the server and the device. These hosted services, in combination with our Ogo devices, present our customers with a complete end-to-end solution that limits infrastructure investment and other roll-out costs associated with launching Ogo devices and related services. In addition to revenues from the sale of our Ogo devices, we receive recurring monthly service fees from our customers for subscriber that purchase our Ogo devices. Currently, our Ogo devices are capable of operating in countries where Global System for Mobile Communications, or GSM, cellular networks are used. We are in the final stages of development of our Ogo 2.0c device, which is designed to operate on Code-Division Multiple Access, or CDMA, cellular networks.

Industry Overview

The worldwide mobile communications industry was estimated to exceed 3.3 billion subscribers at the end of 2007, approximately half of the world’s population (according to Portio Research). The market for mobile data services is growing, fueled by consumer adoption, mobile operator competition, advances in mobile device technologies and the convergence of the traditional Internet and mobile communications industries. As a result of these trends, mobile devices are no longer used solely for voice applications, but are increasingly becoming an important platform for multiple forms of communication, access to information, consumption of media and content creation. We believe that there is increasing demand from mobile operators, MVNOs and ISPs for differentiated data centric devices and applications designed for the mass market. In particular, we believe that mobile operators, MVNOs and ISPs seek to provide mobile wireless counterparts to applications that have attracted substantial user communities in the PC-based wired Internet environment.

Email and IM are highly popular PC applications. The number of e-mail users worldwide is expected to grow from 1.2 billion in 2007 to 1.6 billion in 2011, at an average annual growth rate of 7 percent over the next four years, according to a third quarter 2007 market update from Radicati Group. According to Strategy Analytics, of the one billion registered IM accounts in 2006, 300 million people claimed to be regular IM users on PCs. Strategy Analytics estimates they generate more than 12 billion instant messages per day. Presently, these applications, although popular on the PC, have had limited mobile penetration. To date, mobile email has largely been focused on the corporate market rather than the mobile mass market. The mobile email leader, Research in Motion, Limited, which primarily targets corporate users, estimated that it would have 14 million subscribers as of March 1, 2008. In order to penetrate the underserved mass market, including traditional consumers, professional consumers and small-to-medium enterprises, mobile operators, MVNOs and ISPs are beginning to roll out mobile IM and email as part of their mobile data service offerings globally.

There are currently two predominate cellular network technologies. GSM is the largest deployed technology and covers Europe, most of the Asian market and some carriers in the United States and in the Americas. CDMA technology is the dominate technology in the United States and Korea and has some deployment in China and the Americas. In 2007, Deutsche Bank estimated that 745 million GSM handsets compared to 208 million CDMA handsets were sold worldwide.

Mobile Operators

Historically, mobile operators have relied on subscriber growth and a limited set of applications as key revenue drivers. As subscriber growth rates slow in many markets, popular application growth abates and prices fall, mobile operators are increasingly looking to new sources of mobile data revenue. To facilitate data revenue growth, mobile operators have invested heavily in the rollout of high-speed data-enabled wireless networks, via technologies such as GPRS, EDGE, UMTS, HSDPA, CDMA 2000 and CDMA 1X. These high bandwidth cellular networks are capable of supporting data transfer rates of up to 2.4 megabits per second. Mobile operators are now looking to utilize these high-speed data networks for revenue growth.

MVNOs

MVNOs are mobile operators that do not own their own spectrum and generally do not have their own network infrastructure. Instead, MVNOs have business arrangements with traditional mobile operators to buy cellular bandwidth, which they can then provide to their own customers. Unlike simple resellers, MVNOs are typically well-known, well-positioned companies with significant marketing influence. Some examples are Virgin Mobile, Helio, SpeakOut Wireless and Quest Wireless. We believe that these well-branded companies are attempting to capitalize on the popularity of mobile communications by leveraging their brand recognition and utilizing excess available network capacity. Consequently, MVNOs compete on the basis of offering differentiated and branded value-added services to attract customers.

ISPs

We believe that ISPs are also looking to mobile communications as a vehicle for revenue growth as a result of Internet access becoming commoditized and ISPs facing pricing pressure. ISPs have a history of providing Internet access, and in some cases content as well, to the mass market. Also, ISPs, which are already email providers, are a logical candidate to offer mobile email and other messaging applications such as IM, SMS and RSS. We believe that ISPs’ experience with Internet access, content delivery and messaging applications for the wired desktop environment positions them as viable mobile data providers.

Industry Challenges

We believe that the marketing of advanced data services on cellular networks is a complex process that requires attractive applications, appropriate and affordable mobile devices, and a reliable service offering. We believe that wireless carriers and ISPs face the following challenges:

•	Increasing the usage of fee-based data services by offering applications previously available only to PC-based Internet users, often free of charge, such as email and IM;

•
Introducing new mobile devices that are user-friendly and ergonomically suited to extensive text input. These devices should have features such as a full keyboard, a large horizontal screen, and additional functions in order to facilitate a robust mobile messaging experience, including the ability to send messages of larger volume and with low latency (or time delay);

•
Introducing attractive mobile devices that are affordable for mass market consumption. High-end smartphone devices, which integrate the broadest array of functionalities, are typically too expensive for the consumer mass market and require significant price subsidization by wireless carriers, which they must recoup by imposing high monthly service fees. Although we expect smartphones generally to constitute a growing but still small proportion of total devices shipped globally in the medium term, we believe that wireless carriers and ISPs are also seeking affordable mobile device alternatives that can appeal to a broader market; and

•	Lowering subscriber acquisition costs and simplifying the process of incorporating advanced data services on their platforms.

The Ogo Solution

The combination of our Ogo devices and hosted services provides mobile operators, MVNOs and ISPs with an end-to-end solution that enables them to rapidly deploy Ogo devices and services to the mass market with limited infrastructure investment and other roll-out costs. Our Ogo devices deliver popular messaging applications, such as IM, email, news, and text messaging on devices specifically designed to facilitate the typing of text messages, increase data usage and enhance the mobile experience. These products can be tailored to meet specific carrier requirements as well as provide a platform for additional services and increased average revenue per user, or ARPU, a key business metric. We also provide hosted services including all necessary gateways and backend servers, as well as related launch and support services. Our end-to-end Ogo solution provides our customers, even those with limited mobile communications experience, a mechanism to deliver mobile messaging to their installed base as well as to attract new customers. We believe that the ease with which potential customers can offer Ogo service to consumers will be a key driver of our future growth.

Our end-to-end Ogo solutions benefit both consumers and service providers:

•	Consumers benefit from access to innovative, affordable mobile devices and applications, such as email, IM, SMS, Web browsing, voice and news; and

•	Mobile Operators, MVNOs and ISPs benefit from increased data usage, greater customization, and improved customer satisfaction, which should result in an increase in ARPU.

Our customers sell Ogo devices at retail prices ranging from $0 (fully subsidized by the service provider) to $150, with a monthly service fee of approximately $7.50 - $25, offering a compelling alternative to higher-priced offerings.

Strategy

Our goal is to become a leading provider of end-to-end mobile solutions to mobile operators, MNVOs and ISPs. We believe our solution will enable the growth of mobile data services for the mobile mass market, including traditional consumers, professional consumers and small to medium enterprises. Our strategy includes the following elements:

•
Pursue new customers and expand our distribution worldwide. We intend to increase the number of subscribers using Ogo devices by adding new mobile operator, MVNO and ISP customers worldwide. We believe that we are positioned to add new customers because we offer a highly scalable end-to-end solution. Our solution supports mobile operators in the deployment and operation of revenue enhancing devices and services, based on applications such as email, IM, SMS, RSS, Web browsing and mobile voice.

•
Focus on emerging MVNOs and ISPs worldwide.   We anticipate significant growth in the number of global providers of branded consumer goods and services that will seek to create mobile application and service offerings for their existing customers and user communities via an MVNO. We also believe that a significant number of ISPs will seek to expand their revenues by providing mobile services and leveraging their desktop email and Internet access leadership position as well as their customer base. We plan to establish ourselves as an enabler of these MVNO and ISP offerings by offering end-to-end mobile data solutions that allow them to rapidly launch Ogo devices and related services while limiting infrastructure investment and other deployment costs.

•
Deploy CDMA Capability. The Ogo 2.0c, which is being designed to operate on a CDMA cellular network, will provide greater opportunities for us in the US market and other markets where CDMA is the predominate technology.

•
Target the mobile data needs of professional consumers and small to medium enterprises.   We believe these potential markets are currently underserved by existing mobile messaging solutions. We believe our Ogo devices provide an affordably-priced alternative for mobile email access as well as other value-added services.

•
Develop new applications and features.  We intend to include new popular PC-based applications in our Ogo devices and to continue to enhance our currently offered applications with new features to keep pace with wired Internet and mobile voice and data trends. We also expect to introduce additional productivity enhancement and entertainment features for Ogo devices in future releases.

Products and Services

We develop and sell data-centric wireless devices and services aimed at accelerating mobile data usage for mass market users. We market our solutions to mobile operators, MVNOs and ISPs worldwide. These customers in turn sell to end users.

Ogo Devices

The Ogo devices offer specific advantages to potential customers:

•
Affordable price:  We focus on cost optimization by designing our Ogo devices to deliver only the most popular mobile messaging applications. The resulting lower cost allows our customers to price the Ogo devices attractively, particularly to younger consumers, who often require subsidized pricing.

•
Customizable “look and feel”:  We can provide our high volume customers with the ability to customize elements of the device design, influence the user interface and determine the set of applications that best address their market’s needs. End users are able to further customize their devices by purchasing a range of self adhesive covers in various patterns.

•
Simple activation and user data synchronization:   Upon purchase, end users activate the device by following an on-screen activation “wizard” that facilitates the input of usernames and passwords for existing email and IM accounts that the user wishes to access from the Ogo device. Ogo device activation can be done on the device itself or via an in-store or post-sale activation process by the device provider. Once the user logs in to a given IM account via the Ogo device, the user’s IM contact lists associated with each online account are synchronized in real-time.

•
Ongoing Provisioning:  The Ogo device’s software is upgradeable over-the-air, or OTA, allowing our customers to update any device’s software in order to launch new applications, upgrade existing functionality or repair software remotely via the cellular network.

Ogo devices can be tailored to meet customer requirements. The Ogo device’s graphical user interface, or GUI, can be customized to address branding and other customer experience requirements. For IM and email, Ogo devices can fully inter-operate with leading Internet portals, as well as operator communities.

Ogo devices offer the following key features:

•	A “clamshell” design that unfolds to display a large, color screen and keypad

•	A full QWERTY (or QWERTZ) keypad, an 8-way navigation joystick pad for familiar and easy navigation and scroll wheel

•	Compact size (4.6” × 2.7” × 0.8” when closed, 5.2 oz.)

•	Special “hot keys” for simple navigation, such as dedicated email and IM buttons

•	One button that displays all active messages and chats on one screen (the “Ogo” button)

•	Ability to customize and assign unique sounds and visual animations to different contacts

•	IM compatible with major providers

•	Push email enabling an instant notification for incoming email

•	Email on most leading providers and access to email from POP3 and IMAP4 (currently the most pervasive email protocols) accounts as well as AOL Mail®, MSN Hotmail® and Yahoo! Mail®

•	Attachment viewer for various popular file formats

•	A consolidated inbox, allowing users to either view all email and text messages in one mailbox or to sort by account

•	Ability to receive RSS feeds for popular news channels and communities

•	Ability to send a single message in multiple formats (e.g., email and SMS)

•	Bluetooth and speakerphone capabilities for voice communications

•	Web browsing in both WAP and HTML formats

•	Contacts and calendar applications

•	Multimedia features

Our products also feature our proprietary PMG® (Personal Mobile Gateway) Technology. PMG technology allows a mobile phone or other data device to enable a variety of companion devices (such as watches, cameras, and MP3 players) to connect to the Internet and each other wirelessly. The PMG is the single connection between the wireless network and a collection of affordable and optimized mobile devices.

The PMG platform enables mobile device manufacturers to expand the functionality of their products by linking them to additional mobile electronic devices. PMG technology enables wireless communications by means of the Bluetooth protocol between the core mobile device (personal mobile gateway) and other peripheral electronic devices such as a wireless earpiece, a digital camera, a mobile game console or a digital wristwatch. This allows the user to expand the capability of the core mobile device on a gradual basis by adding electronic devices optimized to deliver their primary application. These peripheral devices also share resources with the core device without replicating some costly overhead functions such as memory and processing, providing a cheaper and more flexible alternative to smartphones. PMG technology enables wireless carriers and ISPs to create additional income sources from the data transmission and the sale of additional wireless electronic devices that can be used in conjunction with existing cellular devices.

Hosted Services

As part of our end-to-end solution, we provide a complete backend solution which incorporates all of the hosting services required to support the Ogo devices. We also provide support services that enable mobile operators, MVNOs and ISPs, even those with limited mobile data application delivery experience, to bring Ogo devices and service to market quickly and easily with limited infrastructure investment. Our end-to-end solution also allows our customers to focus their efforts and budget on marketing and promotion of the Ogo devices and applications without the need to spend significant resources on costly deployment related activities.

We offer the following services as part of our complete solution:

•	Instant messaging gateway

•	Email gateway

•	Push email

•	Over-the-air version upgrades

•	Over-the-air provisioning of new applications and software repairs

•	Attachment reformatting

•	Portal-certified instant messaging and email services

•	Software applications that better address the needs of professional consumers, including interface with Microsoft® Exchange Server (which provides email, calendar and contacts)

•	We provide our hosted Internet services through a small number of third party service providers

Research and Development

Current research and development projects include:

•	A new generation of Ogo devices, known as the Ogo 2.0c, based on the CDMA air interface.

•	Optimizing communication with hosted servers and gateways.

•	OgoClip, which is a replaceable component, such as a Bluetooth headset, nestled in Ogo’s hinge. While in place, OgoClip is charging. When removed, it can communicate with Ogo wirelessly.

As of December 31, 2007, our research and development team consisted of 85 full time employees (52 located in Israel and 33 located in Romania) who carry out all engineering efforts and develop new intellectual property. We established our research and development operations in Israel in September 2000. We believe that companies with Israel-based research and development operations benefit from access to a sizeable skilled workforce in the high technology industry, which has been supported by government initiatives since the late 1980s. Thus, we believe that as we scale our operations, employees with relevant skill sets will be available. We also utilize additional research and development resources in lower cost areas such as our establishment of a research and development subsidiary in Romania.

We believe that the core strengths of our research and development team include expertise in mobile messaging software and complex mobile network systems, as well as power and processing in constrained systems such as mobile devices. This expertise encompasses hardware and software integration, hardware and industrial design, as well as quality assurance and testing.

Sales and Marketing

We target the sale of the Ogo end-to-end solution directly to mobile operators, MVNOs and ISPs through our direct sales force as well as independent distributors. Our customers then market to their consumers and are primarily responsible for generating sales of the Ogo devices. Our customers employ a variety of marketing programs in different mediums to sell Ogo devices to consumers. Our current mobile operator customers have generally focused their Ogo marketing programs on young adults and teens.

As of December 31, 2007, our sales and marketing force consisted of 21 professionals worldwide, who also provide training and channel marketing support to our customers in order to maximize the effectiveness of their respective sales and distribution channels. We selectively participate in varying capacities in marketing and advertising efforts of a number of our customers.

Our Ogo devices and services are currently available in Austria, Germany, Ghana, Luxembourg, Switzerland, Taiwan, Turkey and Uruguay, and we expect to introduce Ogo devices and services in additional countries, including the United States after development of the Ogo 2.0c designed to operate on CDMA cellular networks.

Customers

We sell Ogo devices and service directly to mobile operators and ISPs. We currently have two ISP customers and seven mobile operator customers. For the year ended December 31, 2007, Swisscom Mobile (Switzerland), 1&1 internet AG (Germany) and Ancel (Uruguay) accounted for 48%, 29% and 11%, respectively, of our revenues. For the year ended December 31, 2006, Swisscom and 1&1 accounted for 45% and 46%, respectively, of our revenues. During the year ended December 31, 2005, AT&T accounted for 85% of our revenues (see “- International Operations” below). During those periods, no other customer accounted for 10% or more of our revenues.

International Operations

In the years ended December 31, 2007 and 2006, substantially all of our revenues were derived from sales outside the United States. In the year ended December 31, 2005 approximately 15% of our revenues came from sales outside the United States. We had commenced marketing Ogo devices in the United States in 2004 under a development and supply agreement with AT&T Wireless Services, Inc. In April 2005, following the acquisition of AT&T Wireless by Cingular Wireless, Inc., we and Cingular agreed to cancel this agreement. Since the termination of our agreement with AT& T Wireless/Cingular, substantially all of our sales occur outside the United States.

See Note 15 to consolidated financial statements included in this Annual Report for a summary of our operations within various geographic areas.

Competition

The mobile data services market is highly competitive and subject to rapid change. We believe that the principal criteria that our customers use in selecting solutions include potential for increased ARPU, perception of mobile device sales potential, user satisfaction, availability of an integrated technology platform, technology architecture, range of applications, ease of implementation, scalability, customer support, and third-party developer support.

There are a number of companies developing and marketing mobile devices for the transfer of digital information. Most of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources. Accurate measures of market share are difficult because each of the devices on the market offers a different collection of functions. However, we believe our share of this market is, at present, negligible.

The dominant products in the market are the BlackBerry, marketed by Research In Motion, Limited, or RIM, the Treo line of smartphones marketed by Palm, Inc., or Palm, as well as smartphones marketed by a broad array of other manufacturers, and the Sidekick/Hiptop marketed by Danger, Inc., or Danger (which announced on February 11, 2008 that it had agreed to be acquired by Microsoft Inc.). To date, a number of other mobile operators have launched email and IM applications linked to services provided by several major Internet portals. However, these services are generally accessible through traditional handsets with designs not optimized for text input, such as a standard cell phone keypad and screen.

In contrast to devices produced by companies such as Research in Motion, Palm and Danger, all of which compete with us in the QWERTY keyboard-based wireless device category, Ogo devices are specifically designed to offer a relatively low-cost solution for the delivery of mobile messaging applications, including access to the major email and IM services.

The table below provides a comparison of the principal features of the various classes of products (information about non-IXI products is based on publicly available information):

Type of Device	Examples	Target Audience	Included Applications	Range of Purchase Prices to End User (After Rebates and Subsidies)	Range of Monthly Payments for Provided Services	Scope of Solution for Consumer Market	Scope of Solution for Professional Market
Email and IM devices	Ogo	Youth and small and medium sized businesses	Email, basic cell phone, basic instant messaging, RSS, SMS, Web Browsing	$0 – 150	$7.50 – 25	End-to-End solution	End-to-End solution for consumer, small to medium sized businesses and professional users

Email devices	Blackberry 8700 Blackberry 8800 Blackberry Curve Blackberry Pearl	Large enterprises and professional users, government users, consumers	State-of-the-art email (fully synchronized) and basic cell phone	$149 – 299 $99 – 199	$30 – 50 $30 – 40	Partial solution, limited IM support	End-to-End solution including installation of service at the enterprise with highest level of security

Type of Device	Examples	Target Audience	Included Applications	Range of Purchase Prices to End User (After Rebates and Subsidies)	Range of Monthly Payments for Provided Services	Scope of Solution for Consumer Market	Scope of Solution for Professional Market
Smartphones	Treo 700wx Treo 755p	Large enterprises and professional users	State-of-the-art email (fully synchronized), smartphone, Internet surfing, open operating system	$200 – 350	$35 – 50	Partial solution, limited IM support	Limited solution requiring involvement of external suppliers

Email and IM devices	Sidekick LX Sidekick Slide	Youth	Email, basic cell phone, Internet surfing, basic instant messaging	$200 – 300	$30	Consumer youth focused product, IM support	Partial solution

We believe that by focusing on a market segment that is distinct from the market segments targeted by our major competitors, we can create differentiation that allows us to compete successfully with our competitors’ products.

Technology

Our technology consists of the IXI network operations center, or NOC, which is managed by our data center operations, and our software for the Ogo device. Our technology platform enables the optimized delivery of enhanced mobile data services. The IXI technology platform, which consists of our hosted services and software for mobile devices, optimizes the delivery of enhanced mobile data services such as IM, email and personal information manager, or PIM, by compressing content, managing network and device communications, adapting content to the target device, pushing content to the Ogo device, and facilitating the delivery of software upgrades and provisioning additional features.

Our NOC hosts the modular and scalable hosted platform that connects Ogo mobile devices to the Internet, converting content and protocols as needed. Our NOC runs on multiple operator-grade service components. The NOC uses proprietary software to manage each connected Ogo device and to route data traffic among various application proxies and the database. Additional technology load balances the data traffic, providing scalability across multiple collections of application proxies. Our NOC is architected to easily add capacity for subscriber base growth through the addition of individual service elements such as proxy servers, application processing servers or database nodes.

The Ogo software is a mobile device platform that makes efficient use of processing, memory and power to help reduce mobile device complexity and cost. Our multi-layer software is comprised of applications, an operating system, HW device drivers and libraries that support each of these layers. All applications for Ogo mobile devices are written in the C/C++ programming language to make them easy to develop and easy to port. Our software for the Ogo device enables multitasking among various programs at the application layer and interoperates with our NOC hosted services, allowing the Ogo platform to provide superb execution performance with reduced processing power and memory usage. Our software libraries simplify application development and facilitate a consistent user interface across applications developed for the Ogo platform.

Manufacturing

We outsource all components that are readily available from third-party suppliers and seek to work with third party manufacturers and suppliers who have strong reputations for quality and dependability.

Chi Mei, part of the FoxConn group and one of the top five manufacturers in Taiwan, is the manufacturer of our Ogo GSM devices. Actual production of the Ogo device is at Chi Mei’s facility in China. Chi Mei is known as the designer and manufacturer of the first Motorola mobile Windows-based phone (MPX-2XX series) and as a technology leader in Taiwan. We believe that Chi Mei has the requisite logistical, procurement and manufacturing abilities to enable us to quickly adjust to changes in customer demands for Ogo devices and services.

Currently, Chi Mei is our sole source supplier for the Ogo GSM device. We do not have a supply contract with Chi Mei nor any minimum order requirement, and Chi Mei is not committed to produce a specified minimum quantity of the Ogo device. Currently, the volume of Ogo GSM devices demanded by our customers is insufficient to justify the development of alternative manufacturers. We may develop relationships with other manufacturers as customer demand for the Ogo devices increases. Because Ogo devices currently incorporate a modem that is proprietary to Chi Mei, the use of any alternative manufacturer would require a redesign of the Ogo GSM devices to incorporate a different modem.

Currently, we also purchase a number of Ogo components, such as the display screens and various chip sets, from third party suppliers. The remaining components are sourced by Chi Mei. We make advance payments to our manufacturers prior to the date the Ogo units are shipped to us (for customers or for inventory purposes) or our designated customers in order to finance the production of the Ogo devices and to ensure the availability of components with long lead times for supply. The timing of the advance payments are based on different lead times of the relevant components and the progress of the production, and are deducted from the total shipment payment that is accrued upon the delivery of the Ogo units.

We are currently in the final stages of development of the Ogo 2.0c, which is designed to operate on CDMA cellular networks. When commercially available, we expect the Ogo 2.0c will be manufactured by Inventec Appliances Corp. or Inventec. Inventec is a leading electronics manufacturer based in Taiwan. We are working with Inventec on development of the Ogo 2.0c but currently do not have a manufacturing agreement with Inventec.

Intellectual Property

Our success depends, in large part, on our proprietary technology, processes, trade secrets and other proprietary information, and upon our ability to protect this information from unauthorized disclosure or use. We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality agreements, contractual provisions and other similar measure common in high technology companies to protect our proprietary information.

Our patent portfolio includes conceptual patents and detailed implementation patents for both software and hardware, as well as business practices oriented patents. To date, we have filed 102 patent applications in the United States, European Union, Japan, Korea and Israel covering 50 inventions, and we intend to continue filing patents to protect our unique intellectual property emerging from the development of our products. To date, we have received 13 patents, all in the United States, each of which relate to our PMG technology. Two additional patent applications were approved in the United States and an additional patent is expected to be issued soon.

We believe that the know-how, technical expertise and innovative abilities of our personnel as well as the proprietary methods that we developed in the design and development of our products are of significant importance. Our standard employment contracts and contracts with subcontractors contain clauses aimed at protecting our copyrights, trade marks, patents and trade secrets and also include provisions for the assignment to us of any intellectual property rights developed by individuals or organizations during the course of any relationship with us.

We have registered trademarks on the names “IXI,” “IXI MOBILE” and “PMG” and on the stylized “IXI” and “IXI MOBILE” logos, as well as trademark registrations for “OGO” and the stylized “OGO” logo. The applications for registration of the “OGO” trademark in Europe and in the United States have been met with opposition in both jurisdictions. In the United States an agreement was reached with the opposing party, thus removing the obstacle for the registration if the mark. In Europe we have a registered trademark for the stylized “OGO” logo, but there can be no assurance that we will be successful in obtaining the trademark registration “OGO”.

We believe that the measures taken to protect our intellectual property are appropriate and commercially reasonable within the industry in which we operate.

Employees

As of December 31, 2007, IXI employed 138 employees and 21 consultants, consisting of 52 employees and 10 consultants engaged in research and development in our Israeli facility, and 33 employees and 7 consultants engaged in research and development in our Romanian facility. The sales and customer support department, including product marketing, employed 24 employees and 8 consultants, with the remainder filling general and administrative, information technology, operations and internal support functions.

Government Grants and Assistance Programs

Israeli Approved Enterprise Status

The Israel Law for the Encouragement of Capital Investments, 1959, or the Investment Law, provides that capital investment in a production facility (or other eligible assets) may, upon application to and approval by the Investment Center of the Israeli Ministry of Industry, Trade and Labor, or the Investment Center, be designated as an Approved Enterprise.

Each certificate of approval for an Approved Enterprise relates to a specific investment program, delineated both by the financial scope of the investment and its physical characteristics.

An approved enterprise is entitled to certain benefits, including Israeli government cash grants or tax benefits. An Approved Enterprise may elect to forego any entitlement to the grants otherwise available under the Investment Law and, in lieu of the foregoing, participate in an alternative benefits program, under which the undistributed income from the Approved Enterprise is fully exempt from corporate tax for a defined period of time.

The Investment Center granted to our Israeli facility the status of an Approved Enterprise in May 2002. In July 2003, IXI Mobile (R&D) Ltd., our wholly owned Israeli subsidiary, or IXI Israel, received approval from the Investment Center to change the business program of our Approved Enterprise and expand the product definition that was initially approved. We have elected to participate in the alternative benefits program. The period of tax exemption will be two years commencing with the year in which our Israeli subsidiary first generates taxable income from the relevant Approved Enterprise. The subsidiary will be entitled to a reduced tax rate of 10% - 25% for an additional five to eight years, depending on the level of foreign ownership of our shares. The period of benefits may in no event, however, exceed the lesser of (a) 12 years from completion of the investment of commencement of production or (b) 14 years from the year of receipt of Approved Enterprise status.

IXI Israel has filed an application with the Investment Center to approve production of the Ogo products outside Israel, change the business program of its “Approved Enterprise” and expand the product definition initially approved by the Investment Center, as well as to change the number of IXI Israel's employees as reported to the Investment Center. There can be no assurance that the Investment Center will approve the requested changes to the “Approved Enterprise” program. If IXI Israel's request is not approved, in whole or in part, IXI Israel may not be entitled to all of the tax benefits described above.

If dividends are distributed out of tax exempt profits, as above, IXI Israel will be subject to corporate tax in the year the dividend is distributed in respect of the gross amount distributed at the rate applicable to its profits from the "Approved Enterprise" in the year in which the income was earned, had it not chosen the alternative track of benefits (currently between 10% - 25%). The dividend recipient is subject to withholding tax at the source of reduced tax rate of 15%. As of December 31, 2007, IXI Israel has not created a maximum deferred tax liability due to its accumulated losses and the accumulated deficit does not include tax exempt profits earned by an “Approved Enterprise”.

On April 1, 2005, the Israeli Parliament passed an amendment to the Investment Law, in which it revised the criteria for investments qualified to receive tax benefits. An eligible investment program under the amendment will qualify for benefits as a Privileged Enterprise (rather than the previous terminology of Approved Enterprise). Among other things, the amendment provides tax benefits to both local and foreign investors and simplifies the approval process. As a result of the amendment, tax-exempt income generated under the provisions of the new law will subject us to taxes upon distribution or liquidation and we may be required to record deferred tax liability with respect to such tax-exempt income. The amendment does not apply to investment programs approved prior to December 31, 2004. The new tax regime will apply to new investment programs (“Privileged Enterprise”) only and our qualification as an Approved Enterprise will generally not be subject to the provisions of the Amendment.

Israeli Office of the Chief Scientist

Our research and development efforts have been financed, in part, through grants from the Israeli Office of the Chief Scientist, or OCS. As of December 31, 2007, we had received approximately $2.8 million (including $1.9 million relating to discontinued activities) of these grants. We are required to repay the entire amount of these grants to the OCS plus applicable interest at the LIBOR rate through payments of royalties amounting to 3% of revenues for the first three years from the date of the first repayment and between 4% and 5% of revenues beginning the fourth year from the date of the first repayment until the entire amount is repaid, including interest. In recent years, the government of Israel has accelerated the rate of repayment of OCS grants and may further accelerate them in the future. In addition, if we fail to repay the royalties to the OCS, we may be required to refund any grants previously received together with interest and penalties.

Technology developed with OCS funding is subject to transfer restrictions and any transfer of such technology or manufacturing rights generally requires the approval of an OCS committee. These approvals, if granted, may be subject to the following conditions:

•
the transfer of technology that was developed, in whole or in part, using OCS funding, may require a payment to the OCS of a portion of the consideration that we receive for the transfer of the technology; or

•
the transfer of manufacturing rights outside of Israel may be conditioned upon either (1) payment of increased aggregate royalties, ranging from 120% to 300% of the amount of the grant plus interest (depending upon the percentage of foreign manufacture) and an increase of the rate of the royalties due each year; or (2) a transfer of different manufacturing rights into Israel for another product of similar or more advanced technology.

These restrictions may impair our ability to sell our technology assets or to outsource manufacturing outside of Israel, and the restrictions continue to apply even after we have repaid the full amount of royalties payable for the grants.

In October 2005, as part of the discontinuation of operations of our operating system, or OS, business (see “Discontinued Operations” below), and due to our need to increase our cash resources, we granted to Sasken Communication Technologies Ltd., or Sasken, a company based in India, a non-exclusive license for the use, development and sale of the OS that was developed by us. The license enables Sasken to continue the development of the OS and to market it to its customers. It also provides that Sasken will own any intellectual property rights with respect to its development of the software, while IXI will retain ownership in any intellectual property licensed to Sasken. In consideration for the license, Sasken paid to us a net license fee in the amount of $1.8 million. In addition, Sasken will pay us a royalty of $0.10 for each product that is sold by Sasken that contains the OS or any development of it, in whole or in part, without limit as to term, up to an aggregate amount of $5.0 million. To date, we have not received any royalty payments from Sasken.

The Sasken transaction was effected without the required approval of the OCS, in breach of the terms of the OCS funding. We have applied to the OCS for retroactive approval of this license. In June 2005, an amendment to the Law for the Encouragement of Research and Development in the Industry, 1984, became effective, according to which the OCS has the discretion to grant this retroactive approval, but the regulations governing the calculation of the amount to be paid to the OCS in this case have not yet been promulgated. There can be no assurance that the OCS will grant us retroactive approval for the license, and we do not know the exact amount that we may be required to pay to the OCS if the approval is granted. Accordingly, we are obligated to repay all funds provided by the OCS, including accrued interest at the LIBOR rate. We have provided an allowance in our financial statements in the amount of approximately $3.3 million to reflect our estimate of our obligation to the OCS. We may also be subject to certain criminal penalties for violation of the applicable statues that govern OCS grants and their repayment obligations. If we are required to pay to the OCS the estimated amounts or amounts that are significantly higher than such estimates, or if criminal proceedings are initiated against IXI Israel or any of its officers, our business, financial condition and results of operations would be adversely affected.

Discontinued Operations

From 2003 to July 2005, we developed a proprietary OS, which targeted manufacturers of affordable mobile phones as well as other mobile devices. This OS was differentiated by its extremely low memory footprint and low processing power requirements, and its ability to provide a platform that would allow a mobile device manufacturer to rapidly customize and introduce new models to the market. The OS was developed through a separate business unit, which focused on licensing the OS to mobile device manufacturers. In July 2005, our management determined that the high cost of adapting the OS to a variety of mobile platforms and offering the extensive support required by each customer would require the continued investment of a significant amount of capital and other resources. Consequently, our management decided to discontinue the OS business unit, which resulted in significantly reduced operating costs in the short-term and allowed our management to focus solely on Ogo device and service related activity by transferring available resources and funds to the continuing Ogo device and service business.

Certain components of the OS are currently included in the Ogo device. We will continue to develop additional software applications to meet the specific needs of the Ogo devices as they evolve. These continuing development capabilities and activities enable IXI to rapidly customize Ogo devices to meet the needs of its customers while providing a cost effective solution due to the OS’s low memory foot print and low processing power requirements.

In October 2005, as part of the discontinuing of operations of IXI’s OS business, and due to our need to increase our cash resources, we granted Sasken, a non-exclusive license for the use, development and sale of the OS developed by IXI. The license enables Sasken to continue the development of the OS and to market it to its customers. It also provides that Sasken will own any intellectual property rights with respect to its development of the software, while IXI will retain ownership of any intellectual property licensed to Sasken. In consideration for the license, Sasken paid to us a net license fee in the amount of $1.8 million. In addition, Sasken will pay us a royalty of $0.10 for each product unit that is sold by Sasken that contains the OS or any development of it, in whole or in part, up to an aggregate amount of $5.0 million. To date, we have not received any royalty payments from Sasken. See also “- Government Grants and Assistance Programs - Israeli Office of the Chief Scientist” above.

In order to facilitate the agreement with Sasken, in September 2005, IXI Israel entered into agreements with certain former employees of the OS business unit for a period of six months, in order for those former employees to enter into agreements with Sasken to provide support services. A portion of the proceeds of the net license fee was placed in escrow for the purpose of hiring those former employees to act on behalf of Sasken. As of December 31, 2007, the escrowed funds had been fully paid to these former employees, and we have no further obligations to them.

As result of this discontinuation of operations, we have one reportable operating segment and prepare our financial statements under Statements of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Company Background

Our principal business address is 1301 Shoreway Road, Suite 380, Belmont, California 94002, where our executive offices are located. We are a holding company operating through our wholly owned subsidiary, IXI Mobile (USA), Inc. (“IXI”). We were originally formed on February 22, 2005 as a blank check company to effect a Merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business that had manufacturing operations or research and development facilities located in Israel. IXI was organized as a corporation under the laws of the State of Delaware on July 5, 2000 under the name Ovdat, Inc. On June 6, 2007, pursuant to an Agreement and Plan of Merger, dated February 28, 2006, as amended, we completed our Merger with IXI (the “Merger”). All substantive information dating prior to the consummation of the Merger on June 6, 2007 is attributed to IXI and describes IXI’s historical results and operations.

Available Information

Our corporate website is www.iximobile.com. We make available on our website, free of charge, our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the Commission. The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

Our website also includes printable versions of our Code of Ethics and the charters for each of the Audit, Compensation and Nominating Committees of our Board of Directors. Each of these documents is also available in print to any stockholder who requests a copy by addressing a request to:

IXI Mobile, Inc.
1301 Shoreway Road
Suite 380
Belmont, California 94002
Attn: Mr. Gadi Meroz, Executive Vice President and General Counsel

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could materially affect our business, financial conditions, results of operations and the trading price of our common stock. You should carefully consider the following risk factors as well as those in other documents we file with the SEC. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Business

We have a history of losses, which we expect to continue at least in the near term, which raises substantial doubt about our ability to continue as a going concern.

We have incurred operating losses since inception, including net losses of approximately $68.6 million, $22.7 million and $12 million in 2007, 2006 and 2005, respectively, and we had an accumulated deficit of approximately $160.2 million as of December 31, 2007. We also have had and continue to have negative cash flows from operating activities. For the years ended December 31, 2007, 2006, and 2005 we had negative cash flow from operating activities in the amounts of $34.5 million, $18.0 million and $15.0 million, respectively.

At December 31, 2007, we had cash and cash equivalents available to fund operations of approximately $17.3 million. At March 28, 2008, we had cash and cash equivalents available to fund operations of approximately $13.1 million (unaudited). For the fourth quarter of 2007, our operating expenses (including service and manufacturing operations that are a part of cost of goods sold), excluding debt service, were approximately $9.0 million (unaudited). These conditions raise substantial doubt about our ability to continue as a going concern without an increase in revenue and gross profit or obtaining additional financing. Our auditors have included in their report with respect to our consolidated financial statements as of December 31, 2007 and for the three year period then ended, an explanatory paragraph stating that, because we have incurred recurring operating losses and negative cash flows from operating activities, there is substantial doubt about our ability to continue as a going concern.

If our revenues and gross profit do not increase, we will continue to incur significant losses and will not become profitable. Further, even if we are able to raise additional financing for our operational and financing needs, we also intend to expand our business, which will result in increased expenses related to sales and marketing, research and development, cost of revenues and general and administrative. We cannot assure you that our revenues will grow at the same pace as our expenses or at all. Additionally, we may encounter unforeseen difficulties and complications that require additional unexpected expenditures. Our losses may increase in future periods, and there can be no assurance that we will ever achieve positive cash flows from operating activities or reach profitability.

We may not be able to obtain sufficient funding to meet our future operating and financing needs and any financing we are able to obtain may be on terms that disadvantage current holders of our outstanding securities.

Our business is capital intensive. In recent years, our losses have been substantial. In order to continue our operations according to our business plan and, if required by our lenders, to repay our outstanding indebtedness in cash when due, we will require substantial additional equity or debt financing in both the short and the long term. On March 28, 2008, we entered into amendments to our outstanding loan agreements with Southpoint Master Fund L.P., or Southpoint, and Gemini Israel Funds, or Gemini Funds, as well as of the guaranty from Gemini Funds of our line of credit from Bank Leumi Le’Israel Ltd, to (1) extend the maturity date of all principal payments under the loan arrangements from June 2008 and June 2009 to June 5, 2010, (2) increase the interest rate from 10% to 20%, effective April 1, 2008, (3) capitalize all interest payments, including any accrued and unpaid interest, and (4) amend the prepayment provisions upon a change of control to provide that the interest payable shall be calculated through the maturity date of June 5, 2010. As a result, at March 31, 2008, the principal amount outstanding under the loan arrangements is $14 million in the aggregate, including an aggregate of approximately $3.3 million of accrued and unpaid interest. However, failure to obtain additional financing will result in the need to significantly curtail our operations in order to minimize expenses and the delay or abandonment of some or all of our plans for development and expansion, which would have a material adverse effect on our operating results and financial condition and could harm our ability to grow our business. We cannot provide any assurance regarding our ability to raise additional funds in the future or the terms under which funds would be available. If we are unable to secure additional financing, we may be forced to cease our operations.

We may raise funds in a number of ways, including through the issuance of debt or equity, or through other financing. If we borrow funds, we likely will be obligated to make periodic interest or other debt service payments, and the terms of this debt may impose burdensome restrictions on our ability to operate our business. If we sell equity securities, our current stockholders will suffer significant dilution in their percentage ownership of common stock. Additionally, the prices at which new investors would be willing to purchase our securities may be lower than the current market price for our common stock, which would result in further dilution to current holders of our equity securities. We may also be required to grant certain rights, preferences or privileges to the parties providing us with additional financing that are senior to those of existing holders of our common stock and that may result in holders of our current equity securities receiving little or no recovery in the event we are required to cease operations and liquidate our assets.

We have a limited operating history in an emerging market segment and limited experience in distributing our products on a commercial scale, which may adversely affect our operating results and financial condition.

The mobile messaging market is a relatively new segment of the wireless communications industry. We introduced the Ogo product in September 2004. Prior to that time, our main focus was on the development of a proprietary software technology platform, and we did not focus on commercializing consumer products. We have been marketing the Ogo product for a limited time and have had limited success to date. We do not have significant experience in selling or marketing our products at the level that will be necessary for them to become a commercial success, and we do not have any significant brand recognition due to the new and unproven nature of the Ogo brand. In addition to our lack of marketing, selling experience and brand recognition, we also lack experience in providing customer support on the consumer level, responding rapidly and effectively to changes in the market place or new consumer demands, and managing the logistics involved in the mass marketing of a consumer product. Should we fail to manage these activities effectively, we may lose, or fail to gain, market share, which would adversely affect our business prospects, operating results and financial condition.

We face intense competition and our results of operations will be adversely affected if we fail to compete successfully.

The mobile messaging marketing segment of the wireless communications industry is dynamic, evolving and highly competitive. Certain products compete directly with our Ogo devices and service, such as Danger’s Sidekick. Other products compete by providing alternative solutions for wireless messaging through e-mail, IM, SMS, multimedia messaging services, or MMS, and other formats, through a wide variety of devices manufactured and marketed by some of the largest companies in the consumer electronics and telecommunications industries. Those companies and products include RIM’s BlackBerry products, Palm’s Treo products, and smart phones manufactured by most of the main manufacturers of cellular phone devices and service. We expect that additional competition will develop, both from existing players in the wireless data communications industry and from new entrants as demand for wireless access products and services expands and as the market for these products and services becomes more established. Most of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources. Additionally, our competitors may have the advantage of:

•	significantly greater revenues and financial resources;

•	stronger brand and consumer recognition regionally or worldwide;

•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;

•	access to core technology and intellectual property, including more extensive patent portfolios;

•	quicker pace of innovation;

•	stronger mobile operator relationships;

•	greater resources to make acquisitions;

•	lower labor and development costs; and

•	broader global distribution and presence.

We cannot assure you that our products will develop mass appeal or achieve market acceptance or that we will be able to compete effectively with these companies. If we are unable to compete effectively, our sales may not increase and could decline, our margins would decline and we would lose market share, any of which would materially harm our business, operating results and financial condition. Competition may also cause us to reduce prices due to competing solutions that are provided at little or no cost as part of a bundled offering or competitors offering deep discounts on hosted services in an effort to recapture or gain market share or to sell other hosted services. In addition, rates charged by our mobile operator customers for hosted services could decline significantly, resulting in pricing pressures that negatively impact our operating results. Competition could also cause our sales cycle to lengthen as potential new customers take more time to evaluate competing technologies or delay their purchasing decisions in order to determine which technologies are most appealing.

We may not be successful in keeping pace with the rapid technological changes and new product introductions that characterize our industry.

The wireless data communications industry is an emerging industry that is characterized by rapid technological change and frequent new product introductions. Accordingly, our future success depends upon our ability to improve our current products and develop and introduce new products offering enhanced performance and functionality at competitive prices. Our inability, for technological or other reasons, to accurately forecast market trends, or to enhance, develop and introduce products in a timely manner in response to changing market conditions and trends or customer requirements, may have a material adverse effect on our results of operations or may result in our products becoming obsolete. Our ability to compete successfully will depend in large measure on our ability to maintain a technically competent research and development staff, to adapt to technological changes and advances in the industry, and to provide for the continued compatibility of our products with evolving industry standards and protocols and competitive network operating environments.

Our competitors, including potential new market entrants, may implement new technologies earlier and may deliver new products and solutions before we do. In addition, our competitors may provide products and solutions that are more advanced or of better quality than ours and may make such products and solutions available at more attractive prices, which could significantly harm our business, operating results and financial condition. Further, to the extent that we introduce new, more technologically advanced products, sales of our older products will likely decline and we may be required to reduce prices or write off inventory of our older products.

Mergers, consolidation or other strategic transactions in the communications industry could weaken our competitive position, reduce the number of our mobile operator customers and adversely affect our business.

The communications industry continues to experience consolidation and an increased formation of alliances among communications service providers and between communications service providers and other entities. Should one of our significant mobile operator customers consolidate or enter into an alliance with another entity, this could have a negative material impact on our business. Such a consolidation and alliance may cause us to lose a mobile operator customer or require us to reduce prices as a result of enhanced customer leverage. We may not be able to offset the effects of any price reductions. We also may not be able to expand our base of mobile operator customers to offset any revenue declines if we lose a mobile operator customer or if our transaction volumes decline. In addition, if two or more of our competitors or mobile operator customers were to merge or partner, the change in the competitive landscape could adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with their mobile operator customers, sales channel partners or other parties with whom we have strategic relationships, thereby limiting our ability to promote our devices as hosted services. Any of these events could reduce revenue and adversely affect our operating results.

Our success is strongly tied to the popularity of our Ogo hosted services and devices with subscribers and is subject to risks associated with unpredictable and continually changing consumer tastes. If our Ogo mobile devices do not achieve market acceptance by consumers, sales of our mobile devices and our revenues will decline.

Even if our Ogo hosted services and devices are successfully introduced and initially adopted, a subsequent shift in the requirements of our customers, market dynamics or the preferences of consumers could cause a decline in their popularity. For example, to date, our customers have marketed Ogo devices primarily to young adults and teenagers. We believe that the current popularity of instant messaging has contributed to the sales of Ogo mobile devices among that demographic. The tastes of these consumers are unpredictable and subject to rapid change, based in part on changing trends within the popular culture. In addition, these consumers are strongly influenced by the pricing structure and branding success of our mobile operator and ISP customers, over which we have no control. As the tastes and preferences of consumers change, we cannot assure you that our Ogo devices will continue to be popular with these consumers or whether our customers will be able to structure product offerings that successfully market them to other demographic groups. If we and our customers are not able to market Ogo devices and our hosted services to these and other consumers, our revenues would decline and our business, operating results and financial condition would be harmed.

Our lengthy sales cycle makes it difficult for us to predict when we will generate revenues from new mobile operator customers.

We have a lengthy and complex sales process. The integration and testing of our Ogo devices and hosted services with our prospective customers requires a substantial amount of time before launch by our customer. Our sales cycles are typically longer and more problematic in new markets. Because of this lengthy cycle, we may experience delays from the time we begin the sales process and incur increased costs and expenses to obtain a new customer and integrate our hosted services until the time we generate revenues from such customer. These delays may make it difficult to predict when we will generate revenues from new customers.

Our financial results could vary significantly from quarter to quarter and are difficult to predict.

Our revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, because of our limited history of sales of our Ogo devices, we may not be able to predict our future revenues or results of operations. Any significant variations in our results of operations as a result of these accounting policies could adversely impact the price of our common stock.

We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect our financial results for a particular quarter. We may also incur significant or unanticipated expenses if we need to acquire licenses to third party technology and/or develop new hosted services based on new and emerging technologies. These engineering development efforts may take longer than anticipated, which could delay or prevent the commercial introduction of new or enhanced Ogo devices or hosted services, which would have an adverse impact on our business and operating results.

In addition to the other risk factors discussed herein, factors that may contribute to the limited visibility and variability of our quarterly results include:

•	the number of and timing of release of new Ogo devices;

•	uncertain and limited visibility into the volume of Ogo device orders by our customers;

•	our lengthy and complex sales process;

•
the efforts of our customers in marketing Ogo devices, including service plans and promotions, sales channels supported, sales compensation, device subsidies, device positioning and direct marketing programs;

•	the rate of subscriber turnover from Ogo devices to competitive products;

•	the renegotiation or expiration of existing customer agreements;

•	the impact of outages of our hosted services, or of our customers’ network services;

•	changes in pricing policies by us, our competitors or our customers;

•	changes in the mix of hosted services that we provide or our customers provide, which have varying gross margins;

•	fluctuations in the size and rate of growth of overall consumer demand for mobile devices and related content;

•	our success in entering new geographic markets;

•	future changes in accounting rules governing recognition of revenue;

•	the seasonality of our industry; and

•	general economic and political conditions in the countries where we operate or Ogo devices are used.

As a result of these and other factors, our operating results may vary and not meet expectations. If we fail to meet market expectations, the trading price of our common stock would decrease.

Our results may vary significantly from period to period due to the timing of the release of new Ogo device models or new hosted services, as well as the seasonality of the mobile device market.

We may experience spikes in new subscriber activations and hosted services revenues as a result of the release of new Ogo device models or new hosted services. In addition, during the holiday shopping season, mobile device sales typically increase, driving new subscriber activations. If we fail to introduce new Ogo devices and new hosted services, for any reason, and particularly during key selling periods, our sales will suffer disproportionately. Our ability to meet development schedules is affected by a number of factors, including the creative processes involved and the coordination of large and sometimes geographically dispersed development teams required by the increasing complexity of our hosted services. Any failure to meet anticipated development or release schedules would likely result in a delay of revenues or possibly a significant shortfall in our revenues and cause our operating results to be materially different than anticipated.

We may not be successful in managing rapid growth of our business.

Our business plan and our anticipated increased product sales will require us to improve our financial and management controls, reporting systems and procedures. In addition, we will need to hire, train and manage additional employees and increase production capacity. If we are unable to hire the skilled employees we need or increase our production capacity in a timely manner, we may be unable to fulfill the orders for our products or meet the goals of our business plans. There can be no assurance that we will be able to effectively manage such growth.

We are dependent on a small number of customers. The loss of any significant customer could harm our financial performance.

We currently sell our Ogo products to a limited number of mobile operators and ISPs. We are dependent upon these customers for nearly all of our sales, both in terms of numbers of units sold and the aggregate dollar values of our sales. For the year ended December 31, 2007, Swisscom Mobile, the leading mobile operator in Switzerland, accounted for approximately 48% of our continuing revenues, 1&1 internet AG, one of the largest European ISPs, accounted for approximately 29% of our continuing revenues and Ancel, a leading mobile operator in Uruguay, accounted for approximately 11% of our continuing revenues (which are attributed primarily to inactive devices; see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Sources of Revenues”). We anticipate that we will continue to rely on a small number of customers during 2008. If any significant customer discontinues its relationship with us for any reason, or reduces or postpones current or expected purchase commitments for our products, our business prospects, operating results and financial condition may be materially adversely affected.

We are dependent on a single third party manufacturer and on certain suppliers and service providers. Any interruption in our relationships with these parties may adversely affect our business.

Our Ogo devices are currently manufactured for us by a single manufacturer, Chi Mei Communication Systems, Inc. of Taiwan, or Chi Mei, which produces the Ogo devices in its facilities in China. We do not have a supply contract with Chi Mei and Chi Mei is not committed to produce a specified minimum quantity of Ogo devices. Moreover, the Ogo incorporates a modem that is proprietary to Chi Mei. It is possible that Chi Mei would be unable or unwilling to fulfill our orders for Ogo devices or unable or unwilling to fill our orders for their proprietary modem. If this were to happen, we would incur delays of several months while preparing to work with another manufacturer, and due to our reliance on Chi Mei’s proprietary GSM modem, we would need to redesign the Ogo device to incorporate a different modem. We cannot assure you that an alternative manufacturer would be able to produce the Ogo devices at the rate and with the quality that we require. In this event, we may be unable to meet the demand for Ogo devices and may suffer a material adverse impact on our reputation, business and financial results.

We currently license from third parties certain software used in the manufacture and operation of our products. Any of these suppliers may discontinue or restrict licensing software to us. If a supplier discontinued or restricted the supply of a component or licensing software, our business may be harmed by the resulting product manufacturing and delivery delays.

We provide hosted Internet services that include gateways and servers hosted in various datacenters. These services are critical for the efficient delivery of certain Ogo applications, including email and instant messaging, as well as value added functions such as over-the-air delivery of new software applications and updates. These hosted Internet services are outsourced to a small number of third party service providers. Should any of these service providers encounter financial difficulties, technical problems or other adversities, we may be required to establish hosting relationships with additional service providers, negotiate with other service providers with whom we have an existing relationship or begin providing such services on our own. Any of these alternatives may require a lengthy period of transition, which would cause us to incur considerable expense and may result in our service being unavailable or unreliable for a period of time, which would have a significant adverse effect on our business.

Enhancing our product offerings may require us to obtain licenses from third parties that may not be available on commercially favorable terms, or at all.

In the future, it may be necessary or desirable to obtain third party technology licenses relating to one or more of our products or relating to current or future technologies to enhance our product offerings. For example, we may not be able to upgrade our hosted services to support certain advanced features and functionality, such as mobile video services or Wi−Fi, without obtaining technology licenses from third parties. Obtaining these licenses may be costly and may delay the introduction of such features and functionality. We may not be able to obtain licensing rights to the needed technology or components on commercially reasonable terms, if at all. The inability to enhance our product offerings, offer advanced features or functionality, or a delay in our ability to upgrade our hosted services, may adversely affect consumer demand for our products and hosted services and, consequently, harm our business.

We are dependent on certain key personnel.

We are highly dependent on the key members of our executive management team and technical staff, including, in particular, Gideon Barak, our co-chairman of the board, and Amit Haller, our chief executive officer. Mr. Barak and Mr. Haller have unique experience and expertise in the fields required to develop our products. We do not currently carry “key man” insurance with respect to any of our employees. We depend on our management’s and technical staff’s experience and deep familiarity with our technology to execute our business strategy. Accordingly, the retention of key members of our executive management team and technical staff is particularly important to our future success. The departure or other loss of any such member of our executive management team or technical staff may harm our ability to effectively market our products.

Our success depends in large part on our ability to attract, retain and motivate qualified, highly skilled scientific and technical personnel. Competition for certain employees, particularly development engineers, is intense. We may be unable to attract and retain sufficient numbers of highly-skilled employees, which would have a significant adverse effect on our business, financial condition and results of operations.

Network disruptions may affect the performance of our services and harm our reputation.

Our service is provided through a combination of the wireless networks of mobile operators and our network operations center. Our operations rely to a significant degree on the efficient and uninterrupted operation of complex technology systems and networks, which are in some cases integrated with those of third parties. Our hosted technology systems are potentially vulnerable to damage or interruption from a variety of sources including fire, earthquake, power loss, telecommunications or computer systems failure, human error, terrorist acts, war or other events. Although we pursue various measures to manage the risks related to network disruptions, there can be no assurances that these measures will be adequate or that the redundancies built into our systems and network operations will work as planned in the event of a disaster. In addition, as our subscriber base grows, additional strain will be placed on the technology systems and networks, which may increase the risk of a network disruption. Any outage in a network or system, or other unanticipated problem that leads to an interruption or disruption of our service may have a material adverse effect on our operations, sales and operating results. In addition, poor performance in or disruptions of the services that we deliver to our customers may harm our reputation, delay market acceptance of our services and subject us to liabilities.

We may be subject to claims arising from product defects.

Our products are highly complex and sophisticated and, from time to time, may contain design defects that are difficult to detect and correct. There can be no assurance that our products will be free of design defects after commencement of commercial shipments or, if discovered, that we will be able to correct such defects in a timely manner or at all. The occurrence of errors and failures in our products may result in loss of or delay in market acceptance of our products, and correcting such errors and failures in our products may require us to expend significant amounts of capital. Our products are integrated into our customers’ networks and equipment. In the event that any errors or failures in our products cause damage to our customers’ networks and equipment, the sale and support of our products may subject us to the risk of product liability or warranty claims based on such damage. In addition, the failure of our products to perform to customer expectations may give rise to warranty claims. The consequences of such errors, failures and claims may have a material adverse effect on our business, results of operations and financial condition.

Our business relies on third party network infrastructure developers and software platform vendors. Consequently, we are exposed to the risk that these developers will be unable to develop or maintain their network infrastructure or market position.

We rely on wireless network infrastructure developers for access to emerging wireless data protocols. In addition, our business is dependent on the development, deployment and maintenance by third parties, primarily mobile operators, of their wireless infrastructure and on the sales of their products and services, which incorporate our products. For example, if a mobile operator’s network breaks down, the Ogo devices, as well as any other cell phone on that network, will not function. Market acceptance of our products may also depend on support from third party software developers and the marketing efforts of value-added resellers, ISPs and computer manufacturers and distributors. The loss of, or inability to maintain, any of these relationships, or the failure of such third parties to execute or effectively manage their own business plans, may result in delays or reductions in product shipments, which may have a material adverse effect on our business, operating results and financial condition.

Additionally, market acceptance of Ogo devices and hosted services will depend in part on the quality of the wireless networks utilized by our customers and the ability of our customers to effectively manage their subscribers’ expectations. Wireless communications have experienced a variety of outages and other delays as a result of infrastructure and equipment failures, and could face outages and delays in the future. These outages and delays could reduce the level of wireless communications usage as well as our ability to provide our mobile data services successfully. In addition, changes by a mobile operator to network infrastructure may interfere with the delivery of our mobile data services and may cause subscribers to lose functionality in Ogo devices that they have already purchased. Any of this could harm our business, operating results and financial condition.

The sale of our products is dependent upon the continued use and expansion of the Internet.

Since browser-based email and web browsing are key features of our products, increased sales of our products and services will depend upon the expansion of the Internet as a leading platform for communication and commerce. Internet usage may be inhibited for a number of reasons. The Internet infrastructure may not be able to support the demands placed on it by continued growth and may lose its viability due to delays in the development or adoption of new equipment, standards and protocols required to handle increased levels of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality of service. In addition, consumer concerns about the transmission of confidential information over the Internet have been a significant barrier to electronic communications and commerce. Any well-publicized compromise of security may further deter people from using the Internet to transmit confidential information or conduct commercial transactions. Additionally, it is possible that federal, state, provincial, local or foreign governments may adopt laws or regulations limiting the use of the Internet, or the use of information collected from communications or transactions over the Internet, or may seek to tax Internet commerce, any of which may significantly reduce the use of the Internet. If the Internet does not continue to become a widespread communications medium and commercial marketplace, the demand for our products and services may be materially adversely affected.

Government regulation of wireless spectrum and radio frequencies may provide opportunities for competitors or limit industry growth.

The allocation of radio frequencies around the world is regulated by government bodies and there is limited spectrum available for use in the delivery of wireless services. If there is insufficient spectrum allocated to the delivery of wireless communications services, our growth and financial performance may be adversely impacted. In addition, deregulation of spectrum may allow new wireless technologies to become viable, which may compete with our products and services.

To the extent that Ogo devices have wireless technology, we are subject to regulation, certification and perceived health risks that may affect our business.

Our products must be approved by the Federal Communications Commission, or FCC, before they can be used in commercial quantities in the United States. The FCC requires that access devices meet various standards, including safety standards with respect to human exposure to electromagnetic radiation and basic signal leakage. Due to our global presence, we must also satisfy regulatory requirements in Europe, Israel and other jurisdictions. Although our products and solutions are designed to meet relevant safety standards and recommendations globally, any perceived risk of adverse health effects of wireless communication devices in general may reduce our sales and have a material adverse affect on our business.

In addition to regulatory approvals, product manufacturers must obtain certification from the networks upon which their products operate. Failure to obtain the required regulatory approvals or network certifications for any new products on a timely basis may have a material adverse effect on our business, operating results and financial condition.

The occurrence or perception of a breach to our security measures or an inappropriate disclosure of confidential or personal information may harm our business.

Our service involves the transmission of proprietary and confidential information for customers and provides us with access to confidential or personal information and data. We have implemented security measures to protect this information, but if these measures are breached or if there is an inappropriate disclosure of confidential or personal information or data, we may be exposed to litigation, possible liability and statutory sanctions. Even if we are not held liable, a security breach or inappropriate disclosure of confidential or personal information and/or data may harm our reputation, and even the perception of security vulnerabilities in our products may lead some customers to purchase competitive products or services. In addition, we may be required to invest additional resources to protect ourselves against damages caused by these actual or perceived disruptions or security breaches in the future which would increase our operation costs and increase our capital requirement to operate our business.

We depend on our mobile operator and ISP customers to increase our subscriber base.

We are dependent on our ability to establish and develop new relationships and to build on existing relationships with mobile operator and ISP customers, which we rely on to deliver current and future products and services. There can be no assurance that we will be successful in maintaining or advancing our relationships with mobile operator and ISPs. If any significant customer discontinues its relationship with us for any reason, or reduces or postpones current or expected purchase commitments for products and services, our business prospects, operating results and financial condition may be materially adversely affected.

There can be no assurance that the mobile operator and ISPs will act in a manner that will promote the success of our products. The following factors are important to the success of our products and the growth of our subscriber base but are largely within the control of mobile operator and ISPs:

•	the quality and coverage area of voice and data services offered by our customers;

•	the degree to which our customers actively promote our products;

•	the pricing and terms of voice and data plans that our customers will offer for use with our products;

•	the extent to which our customers offer and promote competitive products and services;

•	the pricing of devices and services of our competitors;

•	the number of new subscriber activations, as well as retention of existing subscribers;

•	our customers’ interest in testing our products on their networks;

•	network performance and required investments in upgrades;

•	future investments in evolving network technologies, such as 3G network capability, support for new software technologies and support for third party devices; and

•
the continued support and distribution of our products and services despite the possibility that claims of patent infringement involving our products may be filed against us, our customers and licensees.

Our contracts with our IM suppliers require us to pay certain minimum amounts irrespective of the level of our sales.

We are party to contracts with major IM providers that allow us to provide users of Ogo devices with access to the software and infrastructure of the messaging service. These contracts with the IM providers require us to pay certain amounts per subscriber, in return for which we are able to furnish the software and have access to the infrastructure that makes it possible for Ogo users to use the instant messaging services. The contracts require us to pay certain minimum amounts each month or year, with a minimum payment amount that assumes we have a certain number of subscribers without regard to the actual number of subscribers that we have. It is possible that we will not acquire new subscribers at a rate that matches the minimum subscriber payment, in which case we would be required to pay the IM provider the minimum payment, resulting in a payment per subscriber that is significantly greater than the payment per subscriber that we have projected. This may have a material adverse effect on our financial condition.

We are exposed to currency risk from our operations in various countries.

A substantial portion of our revenues are now, and may continue to be, realized in Euros. The majority of our operating and manufacturing expenses are paid in U.S. Dollars and New Israeli Shekels. Fluctuations in the exchange rate between the Euro, the US Dollar and the New Israeli Shekel may have a material effect on our results of operations. In particular, we may be adversely affected by a significant weakening of the Euro against the US Dollar and the New Israeli Shekel. To date, we have not engaged in any hedging transactions but may engage in such transactions in the future to reduce our exposure to currency fluctuations.

Our substantial operations and sales in international markets subject us to added business, political, regulatory, operational, financial and economic risks that could increase our costs and hinder our growth.

In the year ended December 31, 2007, substantially all of our operations and our revenues were derived from sales outside the United States. Because of our foreign sales and operating activities, we are exposed to a number of risks that would not be relevant if our sales were largely within the United States, such as:

•	the complexities and expense of administering a business outside the United States;

•	complications in compliance with, and unexpected changes in, regulatory requirements;

•	foreign laws, including data privacy laws, as well as international import and export legislation;

•	trading and investment policies;

•	consumer protection laws that impose additional obligations on us or restrict our ability to provide limited warranty protection;

•	corruption, requests for improper payments or other actions that may violate US foreign corrupt practices acts, uncertain legal enforcement and physical security;

•	foreign currency fluctuations;

•	exchange or pricing controls;

•	tariffs and other trade barriers;

•	difficulties in collecting accounts receivable;

•	potential adverse tax consequences;

•	uncertainties of laws and enforcement relating to the protection of intellectual property;

•	unauthorized copying of software;

•	political, economic and social instability;

•	difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs; and

•	other country-specific factors.

In addition, developing hosted services that are compatible with other languages or cultures can be expensive. As a result, our ongoing international expansion efforts may be more costly than we expect. Further, expansion into developing countries subjects us to the effects of regional instability, civil unrest and hostilities, and could adversely affect us by disrupting communications and making travel more difficult. As we continue to operate internationally and expand our business internationally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

Our worldwide operations subject us to income and other taxes in many jurisdictions, and we must exercise significant judgment in order to estimate our worldwide financial provision for income taxes. There can be no assurances that our historical provisions and accruals for income and other taxes will be adequate.

We are subject to income and other taxes in and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide liability for income and other taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe that our tax estimates are reasonable, there can be no assurances that the final determination of any tax audits will not be materially different from that which is reflected in historical income and other tax provisions and accruals. Should additional taxes be assessed as a result of an audit, litigation or changes in tax laws, there could be a material adverse effect on our current and future results and financial condition. Our future effective tax rate will depend on the relative profitability of our domestic and foreign operations, the statutory tax rates and taxation laws of the related tax jurisdictions, the tax treaties between the countries in which we operate, and the timing of the release, if any, of the valuation allowance.

Reduced spending by our customers due to the uncertainty of economic and geopolitical conditions may negatively affect our business and results of operations.

Economic and geopolitical uncertainties may directly affect the marketing and distribution of our Ogo devices and hosted services by our customers. As current and future conditions in the domestic and global economies remain uncertain, it is difficult to estimate the level of economic growth, which may cause existing or potential customers to reduce capital spending on technology products. Accordingly, the future direction of the overall domestic and global economies will have an impact on our overall performance. Economic conditions in the United States, Europe and elsewhere affecting the wireless industry in which we compete, are beyond our control. If these economic conditions worsen or fail to improve, we may experience reduced demand for and pricing pressure on our hosted services, which could harm our operating results. In addition, acts of terrorism and the outbreak of hostilities and armed conflicts between countries have created uncertainties that may affect the global economy and could have a material adverse effect on our business, operating results and financial condition.

We may be unable to utilize loss carry forwards in the future.

We have accumulated operating losses that can be carried forward and offset against taxable income, and which result in deferred tax assets. Because we currently believe that it is more likely than not that we will not realize the deferred tax assets resulting from the carry forward in the foreseeable future, we reserved the full amount of the value of the benefit of the deferred tax assets. The change in valuation allowance as of December 31, 2007 compared to December 31, 2006 was an increase in the reserve amount of approximately $11.9 million. As of December 31, 2007, the state and the federal tax losses carryforwards of our US subsidiary were approximately $16.4 million and $19.8 million, respectively. Such losses are available to be offset against any future US taxable income of the US subsidiary and will expire in 2021 and 2027, respectively. Utilization of US net operating losses may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Risks Related to Intellectual Property

We may be unable to protect our intellectual property from unauthorized use or infringement by others.

Our success and ability to compete depend in large part upon our ability to protect our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, and on confidentiality and invention assignment agreements, in order to protect our intellectual property rights.

Monitoring unauthorized use of our intellectual property is difficult and costly. The steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. Further, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any failure by us to meaningfully protect our intellectual property could result in competitors offering products that incorporate our most technologically advanced features, which could seriously reduce demand for Ogo devices and services.

We have also developed technical knowledge that, although not patented, is considered to be significant in enabling us to compete. However, the proprietary nature of such knowledge may be difficult to protect. We typically enter into agreements with our employees and consultants who are involved in our research and development activities or who have access to any of our confidential information to prohibit these individuals from disclosing any confidential information or trade secrets. There can be no assurance that these agreements will provide meaningful protection of our proprietary information in the event of unauthorized use or disclosure of this information or in the event that a previous employer of any of our employees or consultants makes a competing claim to our proprietary information or technology. Furthermore, in the absence of patent protection, we may be exposed to competitors who independently develop equivalent technology or gain access to our knowledge. Any of these factors could have a material adverse effect on our operations, financial condition and results of operations.

The applications for registration of the “Ogo” trademark in Europe and in the United States for our products have been met with opposition in both jurisdictions. In the United States an agreement was reached with the opposing party, thus removing the obstacle for the registration of the mark. In Europe we have a registered trademark for the stylized “OGO” logo, but there can be no assurance that we will be successful in obtaining the trademark registration “OGO”. If we are unable to obtain trademark registrations in the relevant jurisdictions, we may be unable to prevent others from using the mark or similar marks to market similar or competitive products, which may adversely affect our ability to attain consumer recognition of our brand, expose us to claims from our customers and harm our business results.

The use of our technology may give rise to claims by third parties of infringement of their intellectual property rights.

Our commercial success depends upon us not infringing the intellectual property rights owned by others. The industry in which we compete has many participants that own, or claim to own, intellectual property, including participants who have been issued patents, may have filed patent applications or may obtain additional patents and proprietary rights for technologies similar to those used by us in our products. Some of these patents may grant very broad protection to the owners of the patents. We cannot determine with certainty whether any existing third-party patents or the issuance of any new third-party patents would require us to alter our technologies, obtain licenses or cease certain activities.

We have received, and may receive in the future, assertions and claims from third parties that our products infringe on their patents or other intellectual property rights. We may be subject to these claims either directly or through indemnities against these claims that we provide to certain of our customers. Litigation will likely be necessary to determine the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights. Some of our competitors have, or are affiliated with companies having, substantially greater resources than us, and these competitors may be able to sustain the costs of complex intellectual property infringement litigation to a greater degree and for longer periods of time than we can. Those intellectual property infringement claims, regardless of their merit, may:

•	adversely affect our relationships with our customers;

•	be time-consuming to evaluate and defend;

•	result in costly litigation;

•	divert management’s attention and resources;

•	cause product shipment delays or stoppages;

•	subject us to significant liabilities;

•	require us to enter into royalty or licensing agreements; and

•	require us to discontinue certain activities or to stop selling our products and services in certain markets.

In addition to being liable for potentially substantial damages relating to a patent or other intellectual property infringement action against us or, in certain circumstances, our customers with respect to our products and services, that is not resolved in our favor, we may be prohibited from developing or commercializing certain technologies and products unless we obtain a license from the holder of the patent or other intellectual property rights. There can be no assurance that we will be able to obtain any such license on commercially reasonable terms, or at all. If we do not obtain such a license, our business, operating results and financial condition may be materially adversely affected and we may be required to restructure our business operations by discontinuing operations in certain markets and focusing on continuing operations in others.

We may not be able to obtain patents or other intellectual property protections necessary to secure our proprietary technology.

Our commercial success depends upon our ability to develop new or improved technologies and products, and to successfully obtain patent or other proprietary or statutory protection for these technologies and products in the United States and other countries. We seek to patent concepts, components, protocols and other inventions that are considered to have commercial value or that will likely yield a technological advantage. We currently own rights to a variety of patented and patent pending technologies relating to wireless communication in the United States and overseas. We continue to devote significant resources to protecting our proprietary technology. However, we may not be able to develop technology that is patentable, patents may not be issued in connection with our pending applications and our existing patents may not be sufficient to protect our technology. Furthermore, any patents issued may be challenged, invalidated or circumvented and may not provide adequate protection or a competitive advantage.

A number of our competitors and other third parties have been issued patents, and they may have filed patent applications or may obtain additional patents and proprietary rights for technologies similar to those that we have made or may make in the future. In addition, the disclosure in our patent applications, particularly in respect of the utility of our claimed inventions, may not be sufficient to meet the statutory requirements for patentability in all cases. As a result, there can be no assurances that our patent applications will result in enforceable patents.

The process of seeking patent protection can be long and expensive, and there can be no assurance that our existing or future patent applications will result in patents being issued, or that our existing patents, or any patents which may be issued as a result of our existing or future applications, will provide meaningful protection or a commercial advantage to us. Any issued patents may be challenged, invalidated or legally circumvented by third parties. We cannot be certain that our patents will be upheld as valid or proven enforceable. Our patents may also fail to prevent the development of competitive products. For example, competitors may develop, manufacture and sell products that directly compete with our products, which may decrease our sales and diminish our ability to compete. In addition, competitors may purchase one of our systems and attempt to replicate some or all of the competitive advantages we derive from our development efforts, design around our protected technology, or develop their own competitive technologies that fall outside of our intellectual property rights. Further, some countries in which we intend to market Ogo products do not effectively protect our intellectual property rights against theft or infringement by local companies. If our intellectual property is not adequately protected against competitors’ products and methods, our competitive position and our business may be adversely affected.

In addition to patents, we rely on, among other things, copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. While we enter into confidentiality and non-disclosure agreements with our employees, consultants, contract manufacturers, customers, potential customers and others in an attempt to limit access to and distribution of proprietary and confidential information, it is possible that:

•	some or all of our confidentiality agreements will not be honored;

•	third parties will independently develop equivalent technology or misappropriate our technology and/or designs;

•	disputes will arise with our strategic partners, customers or others concerning the ownership of intellectual property;

•	unauthorized disclosure of source code or our know-how or trade secrets will occur; or

•	contractual provisions designed to protect us may not be enforced in foreign jurisdictions.

There can be no assurance that we will be successful in protecting our proprietary rights.

Risks Relating to Operations in Israel

Security, political and economic instability in Israel may impede our ability to operate and harm our financial results.

Our research and development facilities, the majority of our executive officers and directors and a significant operational and administrative office are located in Israel. Accordingly, security, political and economic conditions in Israel may directly affect our business. Over the past several decades, a number of armed conflicts have occurred between Israel and its Arab neighbors. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners may affect adversely our operations. Since September 2000, there has been a marked increase in violence, civil unrest and hostility, including armed clashes between the State of Israel and the Palestinian Authority and other groups in the West Bank and Gaza Strip, and acts of terror have been committed inside Israel and against Israeli targets in the West Bank and Gaza. The execution of Israel’s plan of unilateral disengagement from the Gaza Strip and some parts of the West Bank, Hamas gaining majority of the Palestinian Parliament in the elections held in the Palestinian Authority, the 2007 Hamas armed overtaking of the Gaza Strip and the recent increase in rockets launched from the Gaza Strip into Israel may affect the security of Israel, the stability of the region and foreign relations. In July 2006, major hostilities broke out between Israel and both Palestinian factions in Gaza and extremist groups in Lebanon, leading to an escalation of the conflict in the area. Increased hostilities, future armed conflicts, political developments in other states in the region, or continued or increased terrorist activity may make it more difficult for us to conduct our operations in Israel, which would likely increase our costs and adversely affect our financial results. For example, many of our male employees in Israel are obligated to perform annual military reserve duty, which typically ends between 44 and 46 years of age and in some cases up to 54 years of age, so any major escalation of hostilities in the region may result in a portion of our employees being required to perform military duty for an extended period of time.

It may be difficult for you to enforce a U.S. judgment against us, our executive officers and our directors, to assert U.S. securities laws claims in Israel or to serve process on our executive officers and directors.

The majority of our executive officers and directors are located outside the United States, and a majority of our assets and the assets of these persons are located outside the United States. Therefore, a judgment obtained against us or any of them in the United States, including one based on the civil liability provisions of the U.S. federal securities laws, may not be collectible in the United States and may not be enforced by an Israeli court. Further, if a foreign judgment is enforced by an Israeli court, it generally will be payable in Israeli currency. It also may be difficult for you to assert U.S. securities law claims in original actions instituted in Israel.

The Israeli “Approved Enterprise” tax benefits for which we qualify requires us to meet specific conditions. If we fail to meet these conditions or if the programs are modified or terminated, these tax benefits may be terminated or reduced, which would increase our taxes and lower our net income.

To maintain our qualification as an “Approved Enterprise” under Israeli tax law, we must continue to meet conditions set forth in Israeli law and regulations. Some of these conditions require us to make specified investments in property and equipment and to finance a percentage of our investments with share capital. If we fail to comply with these conditions in the future, the benefits we receive may be cancelled or reduced and we may be required to pay increased taxes or refund the amount of the tax benefits received, plus interest and amount calculated to release the Israeli Consumer Price Index. The Israeli government may terminate the Approved Enterprise Program or modify the conditions for qualification at any time. On April 1, 2005, the Israeli Parliament passed an amendment in which it revised the criteria for investments qualified to receive tax benefits. As a result of the amendment, certain tax-exempt income will be subject to taxes upon distribution or liquidation, and we may be required to record a deferred tax liability with respect to such tax-exempt income. As of December 31, 2007, we did not generate any income that qualifies for treatment under the amendment. The new tax regime will apply to new investment programs only and will not affect our qualification as an Approved Enterprise.

We received an approval from the Investment Center of the Israeli Ministry of Industry, Trade and Labor to change the business program of our Approved Enterprise and to expand the product definition initially approved by the Investment Center. We may submit, from time to time, additional requests for expansion of our Approved Enterprise programs or for new programs to be designated as Approved Enterprises. These requests might not be approved. The termination or reduction of these tax benefits, or our inability to secure approvals for expanded or new programs, may increase our taxes, thereby reducing our profits or increasing our losses. Additionally, as we increase our activities outside of Israel, our increased activities will not be eligible for inclusion in the Israeli tax benefit programs. To date, we have not recorded any taxable income in Israel. Accordingly, we have received no tax benefits to date under the Approved Enterprise tax program, although these benefits may become meaningful if and when we realize taxable income.

IXI Israel has filed an application with the Investment Center to approve production of the Ogo products outside Israel, change the business program of its “Approved Enterprise” and expand the product definition initially approved by the Investment Center, as well as to change the number of IXI Israel's employees as reported to the Investment Center. There can be no assurance that the Investment Center will approve the requested changes to the “Approved Enterprise” program. If IXI Israel's request is not approved, in whole or in part, IXI Israel may not be entitled to all of the tax benefits described above.

If dividends are distributed out of tax exempt profits, as above, IXI Israel will be subject to corporate tax in the year the dividend is distributed in respect of the gross amount distributed at the rate applicable to its profits from the "Approved Enterprise" in the year in which the income was earned, had it not chosen the alternative track of benefits (currently between 10% - 25%). The dividend recipient is subject to withholding tax at the source of reduced tax rate of 15%. As of December 31, 2007, IXI Israel has not created a maximum deferred tax liability due to its accumulated losses and the accumulated deficit does not include tax exempt profits earned by an “Approved Enterprise”.

We have received government grants for research and development expenditures that require us to satisfy specified conditions and restrict our ability to manufacture products and transfer technologies outside of Israel. In 2005, we transferred certain technology outside of Israel, and as a result, we might be required to refund grants previously received together with interest and penalties and may be subject to criminal charges.

Our research and development efforts have been financed, in part, through grants from the Israeli Office of the Chief Scientist, or OCS. As of December 31, 2007, we had received approximately $2.8 million (including $1.9 million relating to discontinued activities) of these grants. We are required to repay the entire amount of these grants to the OCS plus applicable interest at the London Inter Bank Offer Rate, or LIBOR, rate through payments of royalties amounting to 3% of revenues for the first three years from the date of the first repayment and between 4% and 5% of revenues beginning the fourth year from the date of the first repayment until the entire amount is repaid, including interest. In recent years, the government of Israel has accelerated the rate of repayment of OCS grants and may further accelerate them in the future. In addition, if we fail to repay the royalties to the OCS, we may be required to refund any grants previously received together with interest and penalties.

Technology developed with OCS funding is subject to transfer restrictions and any transfer of such technology or manufacturing rights generally requires the approval of an OCS committee. Such approvals, if granted, may be subject to the following conditions:

•	the transfer of technology that was developed, in whole or in part, using OCS funding, may require a payment to the OCS of a portion of the consideration that we receive for such technology; or

•
the transfer of manufacturing rights outside of Israel may be conditioned upon either (1) payment of increased aggregate royalties, ranging from 120% to 300% of the amount of the grant plus interest (depending upon the percentage of foreign manufacture) and an increase of the rate of the royalties due each year; or (2) a transfer of different manufacturing rights into Israel for another product of similar or more advanced technology.

These restrictions may impair our ability to sell our technology assets or to outsource manufacturing outside of Israel, and the restrictions continue to apply even after we have repaid the full amount of royalties payable for the grants.

In October 2005, as part of the discontinuation of operations of our operating system, or OS, business, and due to our need to increase our cash resources, we granted to Sasken a non-exclusive license for the use, development and sale of the OS. The license enables Sasken to continue the development of the OS and to market it to our customers. It also provides that Sasken will own any intellectual property rights with respect to our development of the software. In consideration for the license, Sasken paid to us a net license fee in the amount of $1.8 million. In addition, Sasken will pay us a royalty of $0.10 for each product that is sold by Sasken that contains the OS or any development of it, in whole or in part, without limit as to term, up to an aggregate amount of $5.0 million. This transaction was effected without the required approval of the OCS, in breach of the terms of the OCS funding. We have applied to the OCS for retroactive approval of this license. Under a recent amendment to the Law for the Encouragement of Research and Development in the Industry, 1984, the OCS has the discretion to grant this retroactive approval, but the regulations governing the calculation of the amount to be paid to the OCS in this case have not yet been promulgated. There can be no assurance that the OCS will grant us retroactive approval for the license, and we do not know the exact amount that we may be required to pay to the OCS if the approval is granted. Accordingly, we are obligated to repay all funds provided by the OCS, including accrued interest at the LIBOR rate. We have provided an allowance in our financial statements in the amount of approximately $3.3 million to reflect our estimate of our obligation to the OCS. We may also be subject to certain criminal penalties for violation of the applicable statues that govern OCS grants and their repayment obligations. If we are required to pay to the OCS the estimated amounts or amounts that are significantly higher than such estimates, or if criminal proceedings are initiated against IXI Israel or any of its officers, our business, financial condition and results of operations would be adversely affected.

Risks Related to Our Securities

We are not listed on a national securities exchange. Thus, it may be difficult for our security holders to sell their securities.

Our units, common stock and warrants are currently traded in the over-the-counter market and quoted on the OTC Bulletin Board, or OTCBB. Since our securities are not listed or traded on a national securities exchange, it may be difficult for our security holders to sell their securities.

The liquidity of our common stock is limited in terms of the number of shares that can be bought and sold at a given price, and may also be adversely affected by delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us, if at all.

In the absence of an active public trading market, an investor may be unable to liquidate his investment in our common stock. The relatively small trading volume of our common stock may have a greater impact on the trading price of our common stock than would be the case if our public float were larger. These factors may result in lower prices for our common stock than might otherwise be obtained and may also result in a larger spread between the bid and ask prices for our common stock. We cannot predict the prices at which our common stock will trade in the future.

In addition, without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the volatility of trading prices of our common stock may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood that a proposed trade will be executed, and current prices may differ significantly from the price quoted by the OTCBB at the time of the proposed order entry.

We have never declared or paid dividends on our capital stock and we do not anticipate paying dividends in the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to compliance with applicable laws and covenants under current or future credit facilities, which may restrict or limit our ability to pay dividends, and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. As a result, a return on your investment will only occur if our stock price appreciates.

We may issue shares of our capital stock or debt securities in the future, which would reduce the equity interest of our security holders and may cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 60,000,000 shares of common stock and 1,000,000 shares of preferred stock. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of our investors;

•	may subordinate the rights of holders of common stock if we issue preferred stock with rights senior to those afforded to our common stock;

•
may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, an issuance of debt securities may:

•	default and foreclosure on our assets if our operating revenues are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

We currently have a substantial number of shares of common stock subject to issuance associated with outstanding options and warrants that may be exercised, outstanding principal and interest on convertible debt that may be converted and our Equity Line of Credit arrangement. The issuance of shares as a result of the exercise of warrants, conversion of debt or sales of shares under our ELOC arrangement would substantially increase the number of shares outstanding and result in dilution to our security holders. This might substantially decrease the market price of the common stock.

We have a substantial number of shares of our common stock that may be issued in the future. This includes outstanding redeemable warrants to purchase an aggregate of 12,636,000 shares of common stock, issued in our initial public offering, which are currently exercisable. In connection with various financing transactions, we also assumed options and warrants to purchase an aggregate of up to 8,106,743 shares of our common stock, including under employee stock option plans. Although we cannot determine at this time which of these options and warrants will ultimately be exercised, it is reasonable to assume that such options and warrants will be exercised only if the exercise price is below the market price of our common stock. In addition, we have convertible debt outstanding that the holders may convert into an aggregate of 2,439,177 shares of our common stock, and our ELOC arrangement allows us to sell up to 2,000,000 shares of our common stock at varying discounts to the market price. We also are obligated to issue shares of common stock to certain existing stockholders if we achieve certain business milestones. The outstanding arrangements include the following:

•
In connection with the provision of advisory services to us, certain financial institutions received warrants to purchase up to 100,000 shares of our common stock at an exercise price of $5.00 per share (subject to adjustment in case of stock dividends and stock splits), expiring in July 2009.

•
In connection with agreements we entered into with Southpoint, Gemini Funds and Landa Ventures Ltd., or Landa Ventures, in October and November 2007 (which included amendments to certain existing agreements), we issued warrants to purchase an aggregate of 3,883,333 shares of our common stock, at an exercise price of $4.10 per share (subject to adjustment in case of stock dividends and stock splits), expiring in 2012.

•	Southpoint is entitled to convert principal and interest of debt we owe into an aggregate of up 1,844,766 shares of our common stock.

•	Gemini is entitled to convert principal and interest of debt we owe into an aggregate of up to 594,411 shares of our common stock.

•
In connection with our equity line of credit, or ELOC, arrangement, we issued Tailor-Made warrants to purchase an aggregate of 312,500 shares of our common stock at an exercise price of $4.10 per share (subject to adjustment in case of stock dividends and stock splits), expiring in 2012.

•	Under our ELOC arrangement, we can sell up to 2,000,000 shares to Tailor-Made at varying discounts to the market price of common stock.

•
In connection with the private placement we completed in November 2007, we issued to investors in the private placement warrants to purchase an aggregate of 1,621,800 shares of our common stock at an exercise price of $4.10 per share (subject to adjustment in case of stock dividends and stock splits), expiring in 2012 and to Meitav Underwriting Ltd., as financial advisor, warrants to purchase an aggregate of 135,150 shares of our common stock at an exercise price of $3.60, per share expiring in 2012.

To the extent that these warrants are exercised, the debt is converted or shares are sold under our ELOC arrangement, additional shares of our common stock, which will result in dilution to our security holders. The issuance of these additional securities may have an adverse effect on the market price of our securities.

Our securities have a limited trading history, and we expect that the price of our securities will fluctuate substantially.

Our units commenced public trading on July 14, 2005 and our common stock and warrants commenced separate public trading on September 12, 2005. Prior to this time, there was no public market for shares of our common stock. An active public trading market may not develop or, if developed, may not be sustained. The market prices for securities of mobile communication providers and technology companies historically have been highly volatile, and the market has, from time to time, experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. A number of factors may affect the market price of our securities, including, but not limited to:

•	product liability claims or other litigation;

•	the announcement of new products or product enhancements by us or our competitors;

•	quarterly variations in our or our competitors’ results of operations;

•	changes in earnings estimates or comments by securities analysts;

•	developments in our industry;

•	developments in patent or other proprietary rights;

•	general market conditions; and

•	future sales of common stock by existing security holders.

If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our share price may suffer.

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires annual management assessments of the effectiveness of our internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2007. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as they will first be required to provide its attestation report in connection with our Annual Report on Form 10-K for the year ending December 31, 2008. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report. There can be no assurance that our registered public accounting firm would agree with management’s assessment regarding our internal control over financial reporting as of December 31, 2007 or in respect of any other date or period.

If we fail to maintain the adequacy of our internal controls, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control system may give rise to misstatements in our financial statements and cause us to fail to meet our reporting obligations which may cause investors to lose confidence in our reported financial information and cause an adverse impact on the value of our stock.

Because our common stock may be a “penny stock,” it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.

Our common stock may be a “penny stock” if, among other things, the stock price is below $5.00 per share, the stock is not listed on a national securities exchange or the stock has not met certain net tangible asset or average revenue requirements. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the Securities and Exchange Commission. A broker must obtain the purchaser’s written agreement to the purchase and must also give the purchaser bid and offer quotations and information regarding broker and salesperson compensation and a written determination that the penny stock is a suitable investment for the purchaser. Broker-dealers must also provide to customers that hold penny stocks in their accounts a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and obtain a full refund of money paid.

If applicable, the penny stock rules may make it difficult for investors to sell their shares of our common stock. Because of the ruled and restrictions applicable to a penny stock, there is less trading in penny stocks and the market price of our common stock may be adversely affected in the event that these rules and restrictions apply to us. Also, many brokers choose not to participate in penny stock transactions. Accordingly, investors may not always be able to resell their shares of our common stock publicly at times and prices that they feel are appropriate.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

We maintain our principal offices in approximately 3,750 square feet of space in Belmont, California. In addition, we maintain research and development facilities and administrative offices comprising approximately 20,500 square feet in Ra’anana, Israel and research and development facilities comprising approximately 5,380 square feet in Romania. All of our facilities are in good condition and we believe that these facilities are adequate to satisfy our requirements for the foreseeable future.

Item 3. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently a party to any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We consummated our initial public offering on July 19, 2005. We sold 6,318,000 units, which included 318,000 units subject to the over-allotment option. Each unit consisted of one share of our common stock and two redeemable common stock purchase warrants, each to purchase one share of our common stock. Our common stock, warrants and units are quoted on the OTCBB under the symbols “IXMO,” “IXMOW” and “IXMOU,” respectively. Our units commenced public trading on July 14, 2005 and our common stock and warrants commenced separate public trading on September 12, 2005. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2007:
Fourth Quarter	$6.05	$4.40	$4.50	$1.13	$0.78	$0.58
Third Quarter	7.51	4.00	5.55	2.90	1.02	0.43
Second Quarter	8.60	6.43	6.10	5.25	1.95	0.44
First Quarter	6.93	6.07	5.54	5.28	0.68	0.35
2006:
Fourth Quarter	6.50	5.70	5.54	5.20	0.56	0.24
Third Quarter	6.31	5.77	5.28	5.09	0.56	0.32
Second Quarter	6.93	6.17	5.45	5.21	0.82	0.48
First Quarter	7.33	5.86	5.53	5.03	0.94	0.43

Holders

As of March 18, 2008, there was one holder of record of our units, 115 holders of record of our common stock and three holders of record of our warrants.

Dividends

We have never declared a cash dividend. We intend to retain any earnings to fund future growth and the operation of our business and, therefore, we do not anticipate paying any cash dividend in the foreseeable future. In addition, our bridge financing and credit arrangements limit our ability to declare cash dividends.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders	2,065,175	3.45	631
Equity Compensation Plans Not Approved by Shareholders	–	–	–
Total	2,065,175	3.45	631

Stock Performance Graph

Our common stock began trading separately from our warrants on September 12, 2005. The following graph compares the cumulative total stockholder return for our common stock from September 2005 to December 31, 2007. The annual changes for the period shown in the graph are based on the assumption that $100 had been invested in our common stock and in each index on September 12, 2005 and August 31, 2005, respectively, as required by SEC rules. We have never paid dividends. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2007. Data for the Dow Jones Wilshire MicroCap and DJ Wilshire Telecommunications Equipment has been provided by Research Data Group, Inc.

	IXI Mobile, Inc.	Dow Jones Wilshire MicroCap	DJ Wilshire Telecommunications Equipment
Aug. 31 / Sept. 12, 2005	100.00	100.00	100.00
September 30, 2005	103.13	100.69	104.27
December 2005	104.79	101.32	102.41
March 2006	110.63	115.39	122.04
June 2006	110.42	107.99	105.90
September 2006	109.38	106.18	113.81
December 2006	115.42	116.39	118.62
March 2007	112.29	118.25	118.25
June 2007	111.25	122.13	127.47
September 2007	93.13	116.28	138.10
December 2007	84.38	106.47	121.97

Item 6. Selected Financial Data

Our selected consolidated statement of operations data for the years ended December 31, 2007, 2006 and 2005 and consolidated balance sheet data as of December 31, 2007, 2006 and 2005 have been derived from our audited consolidated financial statements included under Item 8 of this Annual Report. Our selected consolidated statement of operations data for the years ended December 31, 2004 and 2003 and consolidated balance sheet data as of December 31, 2004 and 2003, and the consolidated statements of operations data for each of the two years in the period ended December 31, 2007 have been derived from our audited consolidated financial statements not included in this Annual Report. The selected financial data set forth below is only a summary and should be read in conjunction with our historical consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The historical results included below and elsewhere in this Annual Report may not be indicative of our future performance. Because the Merger of the Company and IXI on June 6, 2007 is deemed to be a capital transaction, and for accounting purposes, the Merger has been treated as the equivalent of IXI issuing stock for the net monetary assets of the Company, IXI’s selected financial information is provided for all periods.

	Year ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except share and per share data)
Statement of operations data:
Revenues	$16,240	$12,929	$7,967	$872	$300
Total operating expenses	50,913	34,099	18,672	13,991	7,003
Gain from terminating agreement with Cingular Wireless Inc.	—	—	11,695	—	—
Operating income (loss)	(34,673)	(21,170)	990	(13,119)	(6,703)
Financial expenses, net	(33,808)	(2,530)	(1,334)	(1,014)	(135)
Loss from continuing operations	(68,481)	(23,687)	(344)	(14,133)	(6,838)
Income (loss) from discontinued operations	(109)	1,035	(11,630)	(10,788)	(6,697)
Net loss	$(68,590)	$(22,652)	$(11,974)	$(24,921)	$(13,535)

Basic and diluted net loss per share:
From continuing operations	$(6.42)	$(38.55)	$(6.65)	$(115.40)	$(57.02)
From discontinued operations	$(0.01)	$1.51	$(39.47)	$(86.70)	$(55.85)
Basic and diluted net loss per share	$(6.43)	$(37.04)	$(46.12)	$(202.10)	$(112.87)
Weighted average number of shares of common stock	10,812,986	684,890	294,626	124,423	119,947

	Year ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Total current assets	$40,164	$24,386	$11,387	$21,454	$7,041
Total long-term assets	1,791	3,467	4,318	939	1,488
Total assets	41,955	27,853	15,705	22,393	8,529
Total current liabilities	31,090	29,854	15,424	29,077	4,301
Total long-term liabilities and convertible loan	3,424	4,881	789	2,736	1,184
Convertible loan	—	15,840	6,312	—	—
Total security holders’ (deficiency) equity	7,441	(22,722)	(6,820)	(9,420)	3,044
Total liabilities and security holders’ (deficiency) equity	$41,955	$27,853	$15,705	$22,393	$8,529

Quarterly Financial Data

	Q4 2007	Q3 2007	Q2 2007	Q1 2007	Q4 2006	Q3 2006	Q2 2006	Q1 2006
	(unaudited) (in thousands)

Revenues	$5,182	$4,764	$3,171	$3,123	$3,886	$3,575	$3,729	$1,739
Cost of revenues	7,008	4,383	4,062	3,111	5,472	4,408	4,096	2,260
Research and development, net	4,066	4,687	4,133	3,004	2,619	1,491	1,357	1,430
Selling and marketing	3,262	2,122	1,388	1,958	1,399	1,210	3,775	1,544
General and administrative	1,496	1,630	3,756	847	809	667	767	795
Total operating expenses	15,832	12,822	13,339	8,920	10,299	7,776	9,995	6,029
Operating (loss)	(10,650)	(8,058)	(10,168)	(5,797)	(6,413)	(4,201)	(6,266)	(4,290)
Financial expenses, net	(21,230)	(368)	(11,313)	(897)	(763)	(1,059)	(525)	(183)
Other income	0	0	0	0	(0)	0	0	13
Loss from continuing operations	(31,880)	(8,426)	(21,481)	(6,694)	(7,176)	(5,260)	(6,791)	(4,460)
Loss from discontinued operations	(26)	(28)	(27)	(28)	574	(27)	514	(26)
Net loss	$(31,906)	$(8,454)	$(21,508)	$(6,722)	$(6,602)	$(5,287)	$(6,277)	$(4,486)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Item 1A, “Risk Factors,” and elsewhere in this Annual Report.

Overview

We develop and sell innovative data-centric wireless mobile devices and services for mass market users. We market our solutions to mobile operators, mobile virtual network operators, or MVNOs, and internet service providers, or ISPs, in a number of international markets. We offer an end-to-end mobile solution, which includes devices and hosted services, that permits our customers to deliver mobile data and Internet services to their subscribers. Our Ogo devices are designed to improve the mobile user experience and increase mobile data usage by offering access to popular applications and services, including email, instant messaging or IM, short messaging service, or SMS, mobile voice, Web browsing, games, headlines and other Web information through Really Simple Syndication technology, or RSS, at affordable end-user prices. Our hosted services (such as email and IM gateways) allow our customers to efficiently deliver applications that require intermediation between the server and the device. These hosted services, in combination with our Ogo devices, present our customers with a complete end-to-end solution that limits infrastructure investment and other roll-out costs associated with launching Ogo devices and related services. In addition to revenues from the sale of our Ogo devices, we receive recurring monthly service fees from our customers for subscriber that purchase our Ogo devices. Currently, our Ogo devices are capable of operating in countries where Global System for Mobile Communications, or GSM, cellular networks are used. We are in the final stages of development of an Ogo device knows as the Ogo 2.0c, which is designed to operate on Code-Division Multiple Access, or CDMA, cellular networks.

History of Continuing Losses; Going Concern; Need for Additional Financing

We have incurred operating losses since inception, including net losses of approximately $68.6 million, $22.7 million and $12 million in 2007, 2006 and 2005, respectively, and we had an accumulated deficit of approximately $160.2 million as of December 31, 2007. We also have had and continue to have negative cash flows from operating activities. For the years ended December 31, 2007, 2006, and 2005 we had negative cash flow from operating activities in the amounts of $34.5 million, $18.0 million and $15.0 million, respectively.

At December 31, 2007, we had cash and cash equivalents available to fund operations of approximately $17.3 million. At March 28, 2008, we had cash and cash equivalents available to fund operations of approximately $13.1 million (unaudited). For the fourth quarter of 2007, our operating expenses (including service and manufacturing operations that are a part of cost of goods sold), excluding debt service, were approximately $9.0 million (unaudited). These conditions raise substantial doubt about our ability to continue as a going concern without an increase in revenue and gross profit or obtaining additional financing. Our auditors have included in their report with respect to our consolidated financial statements as of December 31, 2007 and for the three year period then ended, an explanatory paragraph stating that, because we have incurred recurring operating losses and negative cash flows from operating activities, there is substantial doubt about our ability to continue as a going concern.

If our revenues and gross profit do not increase, we will continue to incur significant losses and will not become profitable. Further, even if we are able to raise additional financing for our operational and financing needs, we also intend to expand our business, which will result in increased expenses related to sales and marketing, research and development, cost of revenues and general and administrative. We cannot assure you that our revenues will grow at the same pace as our expenses or at all. Additionally, we may encounter unforeseen difficulties and complications that require additional unexpected expenditures. Our losses may increase in future periods, and there can be no assurance that we will ever achieve positive cash flows from operating activities or reach profitability.

Our business is capital intensive. In recent years, our losses have been substantial. In order to continue our operations according to our business plan and, if required by our lenders, to repay our outstanding indebtedness in cash when due, we will require substantial additional equity or debt financing in both the short and the long term. On March 28, 2008, we entered into amendments to our outstanding loan agreements with Southpoint and Gemini Funds, as well as of the guaranty from Gemini Funds of our line of credit from Bank Leumi Le’Israel Ltd, to (1) extend the maturity date of all principal payments under the loan arrangements from June 2008 and June 2009 to June 5, 2010, (2) increase the interest rate from 10% to 20%, effective April 1, 2008, (3) capitalize all interest payments, including any accrued and unpaid interest, and (4) amend the prepayment provisions upon a change of control to provide that the interest payable shall be calculated through the maturity date of June 5, 2010. As a result, at March 31, 2008, the principal amount outstanding under the loan arrangements will be $14 million in the aggregate, including an aggregate of approximately $3.3 million of accrued and unpaid interest. However, failure to obtain additional financing will result in the need to significantly curtail our operations in order to minimize expenses and the delay or abandonment of some or all of our plans for development and expansion, which would have a material adverse effect on our operating results and financial condition and could harm our ability to grow our business. We cannot provide any assurance regarding our ability to raise additional funds in the future or the terms under which funds would be available. If we are unable to secure additional financing, we may be forced to cease our operations.

We may raise funds in a number of ways, including through the issuance of debt or equity, or through other financing. If we borrow funds, we likely will be obligated to make periodic interest or other debt service payments, and the terms of this debt may impose burdensome restrictions on our ability to operate our business. If we sell equity securities, our current stockholders will suffer significant dilution in their percentage ownership of common stock. Additionally, the prices at which new investors would be willing to purchase our securities may be lower than the current market price for our common stock, which would result in further dilution to current holders of our equity securities. We may also be required to grant certain rights, preferences or privileges to the parties providing us with additional financing that are senior to those of existing holders of our common stock and that may result in holders of our current equity securities receiving little or no recovery in the event we are required to cease operations and liquidate our assets.

Agreements with IM Providers

We have entered into agreements with certain major IM suppliers that allow us to provide end users of the Ogo device with access to IM and email services for mobile devices. These agreements are subject to certain fixed minimum fees and additional fees associated with the number of subscribers and the geographic distribution of those subscribers.

Termination of AT&T Wireless/Cingular Relationship

We began to market the Ogo device and service in the United States in 2004 under a development and supply agreement with AT&T Wireless Services, Inc., or AT&T. The agreement required AT&T to purchase $32.4 million of devices, $16.5 million of which were delivered by the end of 2004. Unlike our current arrangements with our existing customers, the agreement did not require us to provide any hosting or related services. In April 2005, following the acquisition of AT&T by Cingular Wireless, Inc., or Cingular, the agreement was terminated. AT&T had represented 85% of our revenues in 2005, and its loss as a customer had a material adverse impact on our sales and results of operations.

Re-Commencement of Marketing Efforts

In 2005, we focused our marketing efforts on targeting new customers. In 2005, we entered into agreements with three significant customers: (i) Swisscom Mobile, the leading mobile operator in Switzerland; (ii) 1&1 Internet AG, a leading German ISP, and (iii) e-kolay.net, a leading ISP in Turkey owned by Doğan Yayin Holding, Turkey’s leading media-entertainment conglomerate. In 2006 and 2007, we added two and four customers, respectively.

Sources of Revenues

We currently generate revenues from two main sources: sales of the Ogo devices and providing the hosted services related to the Ogo devices.

Sales of the Ogo devices are usually recognized as revenue upon activation of the service for the Ogo device by the end user The services include a variety of hosted services provided by us to our customers, such as email and push email gateway, IM gateways and attachments transcoding. In addition to revenues from the sale of our Ogo devices, we receive recurring monthly service fees from our customers for subscribers that have purchased our Ogo device. Our monthly service fees are billed to our customers under various billing methods ranging from service fees based on subscribers who actually use our Ogo device during the billing period to service fees based on subscribers who have access to our hosted services, regardless of actual use.

Our initial revenues from device sales were generated by those units shipped by AT&T to their end users. Because AT&T had internal capabilities to provide the email and IM gateways to its end users, we did not provide any hosting services for AT&T customers. Since commencing sales in 2004, we shipped a total of $16.5 million of devices to AT&T, of which $6.7 million were recognized as revenue in 2005. The remaining shipments to AT&T were recognized as part of the one-time gain of approximately $11.7 million in 2005 resulting from the termination of the agreement by Cingular.

At the end of the third quarter of 2005, we commenced commercial sales in Europe. Both e-kolay.net and Swisscom Mobile began commercial sales to end users in November 2005. On December 15, 2005, we entered into a cooperation agreement with 1&1 Internet AG, pursuant to which 1&1 Internet AG committed to purchase $18 million of Ogo devices through the first quarter of 2007 of which 1&1 had purchased approximately $14.7 million of devices from us in accordance with the agreement. In 2008, we amended the agreement with 1&1 to change the blend of Ogo devices to be supplied to 1&1 in view of the commercial availability of the Ogo 2.0. Under the amendment, 1&1 is obligated to purchase Ogo 2.0 devices in the aggregate amount of approximately $4.65 million through December 2008 in lieu of the previous obligation to purchase an additional $3.3 million of Ogo 1.0 devices.

During 2006 and 2007 we entered into customer agreements with additional mobile operators and ISPs around the world.

In February 2007, Vimpelcom, a Russian mobile operator serving more than 47 million subscribers, announced that it intended to offer Ogo devices and service to small to medium business customers. Vimpelcom, through Betalink, a third party purchasing arm, issued a purchase order for purchase of Ogo devices, subject to our standard terms and conditions. The Ogo devices were delivered to Betalink in February, 2007 and we are awaiting receipt of the balance of the outstanding purchase price of $340,000 for these devices. Following meetings with Vimpelcom in February 2008, we believe that Vimpelcom has not made a final decision as to the commercial launch of the Ogo solution in Russia. Due to the lengthy Vimpelcom decision-making process, we believe that Vimpelcom will not commercially launch the Ogo device in Russia in the near future. We are considering our options if we are unable to reach agreement with Vimpelcom for payment for the Ogo devices at Betalink. We have not recognized any revenue related to Vimpelcom.

Because we do not yet have sufficient experience with sales of Ogo devices to predict the appropriate rate of products that will be actually sold by our customers to end users, we currently recognize revenues arising from the sale of the devices only upon activation of service to the end user. Where we have established sufficient experience, in cases that after one year from delivery a portion of the delivered devices were not activated, we consider revenue recognition relating to the inactive devices when the following criteria are met: (a) the customer is not deemed a strategic customer, (b) the customer has not placed additional purchase orders within the past 12 months and our management does not anticipate future purchase orders from such customer, and (c) our management believes that the customer has no bargaining power over us and therefore it is not in a position to demand return of the inactive devices and the customer has no right to return, contractual or implied.

From the second quarter of 2005, when we first shipped Ogo devices, through December 31, 2007, we shipped and recognized revenues from the following sales of Ogo devices (excluding AT&T sales):

	Q2 2005	Q3 2005	Q4 2005	Q1 2006	Q2 2006	Q3 2006	Q4 2006	Q1 2007	Q2 2007	Q3 2007	Q4 2007
	(unaudited)
Revenue from sale of the Ogo devices (in thousands)	$0	$150	$590	$1,642	$3,437	$3,309	$3,355	$2,632	$2,511	$4,037	$4,290
Revenue from service (in thousands)	—	—	15	89	175	217	393	465	545	688	806
Other Revenue (ECR)(1)	157	68	138	8	117	49	138	26	115	39	86
Total Revenue	157	218	743	1,739	3,729	3,575	3,886	3,123	3,171	4,764	5,182
Deferred Revenue (in thousands) (Ogo only)(2)	$150	$673	$4,175	$3,510	$6,843	$10,954	$12,415	$11,686	$11,691	$11,237	$9,590
Ogo device Average Selling Price (“ASP”)	—	$150	$168	$164	$182	$166	$168	$169	$170	$185	$190
Monthly Service ASP, per subscriber	—	0	$2.70	$2.80	$2.20	$1.60	$2.00	$1.90	$1.80	$2.10	$2.30
Units shipped per Quarter(3)	1,000	4,000	24,000	6,000	40,000	45,000	28,000	11,000	14,000	18,000	12,000
Units shipped (cumulative)(3)	1,000	5,000	30,000	35,000	75,000	120,000	148,000	159,000	172,000	190,000	203,000
Subscribers (cumulative) (3)(4)	0	—	4,500	14,500	33,000	53,000	73,000	89,000	104,000	120,000	138,000
Customers – launched (cumulative)	0	1	2	3	4	4	5	5	6	6	9

(1)	ECR means engineering change request.
(2)	Deferred revenues of devices as of the last date of the applicable quarter.
(3)	Amounts are rounded.
(4)
The number of our customers’ subscribers is as of the end of a quarter and is the approximate number of subscribers who were provided access to our hosted services, less deactivation of subscribers reported to us by our customers. Subscriber numbers may be reduced from time to time due to deactivation of subscribers, as duly reported to us by our customers. The number of subscribers may include subscribers who are no longer active but who have not been duly reported to us as deactivated. The number of our customers' subscribers that we bill in a billing period will vary from this number depending on the billing method of the specific hosted service and specific customer. The number of subscriber accounts is a non-financial metric, is intended to highlight the change in our subscriber base and should not be relied upon as an indicator of our financial performance. The number of subscriber accounts does not have any standardized meaning prescribed by US GAAP and may not be comparable to similar metrics presented by other companies.

To date, we have derived our revenue from a small number of customers. The following customers represented 100% of our revenues from continuing operations during the three years ended December 31, 2007:

	Year Ended December 31,
	2007	2006	2005
AT&T Wireless (terminated in 2005)	—	—	85%
Swisscom Mobile	48%	45%	8%
1&1	29%	46%	—
Ancel(1)	11%	1%	—
Others(2)(3)	12%	8%	7%

(1)	In 2007, includes revenues from inactive devices of $1.1 million.
(2)	In 2007, includes revenues from inactive devices of $0.5 million.

The following presents revenues by geographic breakdown for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
United States	$—	$—	$6,794
Europe and Middle East	14,460	12,465	825
South America (1)	1,761	184	—
Asia Pacific	19	100	348
Total	$16,240	$12,929	$7,967

(1)	In 2007, primarily includes revenues from inactive devices.

Discontinuation of Operating System Business Unit

In 2003, we began development of a proprietary operating system, or OS, which targeted manufacturers of affordable mobile phones as well as other mobile devices. This OS was differentiated by its low memory footprint and low processing power requirements, and it also provided a platform that allowed a mobile device manufacturer to rapidly customize and introduce new models to the market. The OS was developed through a separate business unit, which focused on licensing the OS to mobile device manufacturers. In July 2005, our management determined that the high cost of adapting the OS to a variety of mobile platforms and offering the extensive support required by each customer would require the continued investment of a significant amount of capital and other resources. Consequently, we decided to discontinue the OS business unit, which resulted in significantly reduced operating costs in the short-term by allowing our management to focus solely on Ogo-related activity and enabling us to transfer resources and funds to our Ogo business. During the period covered by the financial statements contained in this Annual Report, the operating system related activities were classified as discontinued operations. Certain components of the OS are currently included in the Ogo device. These components and the related activities and costs have not been classified and are included in the consolidated financial statements contained in this Annual Report as continuing operations. We will continue to develop additional software applications to meet the specific needs of the Ogo devices as they evolve.

In October 2005, as part of the discontinuation of operations of our operating system, or OS, business (see “Discontinued Operations” below), and due to our need to increase our cash resources, we granted to Sasken Communication Technologies Ltd., or Sasken, a company based in India, a non-exclusive license for the use, development and sale of the OS that was developed by us. The license enables Sasken to continue the development of the OS and to market it to its customers. It also provides that Sasken will own any intellectual property rights with respect to its development of the software, while IXI will retain ownership in any intellectual property licensed to Sasken. In consideration for the license, Sasken paid to us a net license fee in the amount of $1.8 million. In addition, Sasken will pay us a royalty of $0.10 for each product that is sold by Sasken that contains the OS or any development of it, in whole or in part, without limit as to term, up to an aggregate amount of $5.0 million. To date, we have not received any royalty payments from Sasken.

This transaction was effected without the required approval of the OCS, in breach of the terms of the OCS funding. We have applied to the OCS for retroactive approval of this license. In June 2005, an amendment to the Law for the Encouragement of Research and Development in the Industry, 1984, became effective, according to which the OCS has the discretion to grant this retroactive approval, but the regulations governing the calculation of the amount to be paid to the OCS in this case have not yet been promulgated. There can be no assurance that the OCS will grant us retroactive approval for the license, and we do not know the exact amount that we may be required to pay to the OCS if the approval is granted. Accordingly, we are obligated to repay all funds provided by the OCS, including accrued interest at the LIBOR rate. We have provided an allowance in our financial statements in the amount of approximately $3.3 million to reflect our estimate of our obligation to the OCS. We may also be subject to certain criminal penalties for violation of the applicable statues that govern OCS grants and their repayment obligations. If we are required to pay to the OCS the estimated amounts or amounts that are significantly higher than such estimates, or if criminal proceedings are initiated against IXI Israel or any of its officers, our business, financial condition and results of operations would be adversely affected.

Operating Expenses

Cost of Revenues

Cost of revenues relating to the Ogo devices consists primarily of the cost of (i) the device components that we procure directly from third party suppliers, (ii) the cost to us of having the device manufactured by Chi Mei and when the Ogo 2.0c CDMA device is available, by Inventec, (iii) royalties for third party licenses for software included in the Ogo devices, shipping and packaging costs, salaries and related personnel expenses for employees engaged in the delivery and support of our products, (iv) allocation of fixed overhead and facility costs, (v) free devices provided to customers, (vi) warranty expenses and allowance for the warranty of our products, and (vii) write-down expenses relating to slow-moving inventory and advance payments to suppliers.

During 2007, our management determined that, due to technological obsolescence and the commercial launch of Ogo 2.0 during the quarter ended June 30, 2007, we will be able to sell smaller quantities of our older products that we previously anticipated. We therefore recorded an inventory write-down provision of $1.0 million in 2007. We also believe that we will not realize certain advance payments to suppliers, and have recorded a write-down expenses in cost of revenues of $1.9 million associated with advance payments to suppliers.

We currently pay our suppliers before we receive the devices, while the standard payment terms that we usually extend to our customers require payment within 30 days of delivery of the devices. Consequently, we are often forced to finance outstanding sales orders for several months.

We provide a warranty for our products for various periods ranging from 12 to 30 months. We receive a warranty from Chi Mei on the Ogo devices for a period of 12 months from delivery to us or our customer, as applicable. We provide an accrual to cover the costs of these warranty commitments when we have received an indication from our customers that such warranty costs are probable to be incurred. Chi Mei’s warranty to us is recorded as income when reimbursement is received or Chi Mei assumes responsibility. The warranty costs are included in the cost of revenues.

Cost of revenues relating to our hosted services consists primarily of (i) royalty expenses for third party services included in the Ogo devices and write-down of expenses related to the services, (ii) salaries and related personnel expenses for employees engaged in the support of the hosted services and (iii) an allocation of fixed overhead and facility costs, based on the number of employees engaged in the support of the hosted services.

We have entered into agreements with various third party contractors who provide us with hosted services. These agreements typically include a monthly fee per use, with certain minimums per month. Until we are able to significantly expand the Ogo device subscriber base, our cost of revenues from these services on a per unit basis is expected to be relatively high.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel expenses, subcontractor costs related to the design, development and testing of new products and technologies, product enhancements and an allocation of fixed overhead and facilities costs related to research and development activity. We conduct research and development primarily in our facilities in Israel and Romania. All research and development costs are expensed as incurred. As of December 31, 2007, our research and development team was comprised of 85 employees and consultants in Israel and Romania. We expect our research and development expenses to increase in the future as we continue to expand our product offering, features and applications. Until 2005, we received royalty-bearing grants from the OCS for funding the development of PMG software and the OS. The grants were deducted from research and development expenses. Research and development grants are recognized when we satisfy all the conditions under the law for being entitled to such grants. We do not have any current plans to apply for additional research and development grants from the Government of Israel.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries, commissions, costs of participation in our customers’ marketing efforts, direct marketing costs we incur and related personnel expenses for personnel engaged in the sale and marketing of our products, travel, as well as related trade shows and promotional and public relations expenses and an allocation of fixed overhead and facilities costs related to marketing and sales activity. We maintain an internal direct sales force and also utilize independent distributors and sales representatives, under various agreements and methods of compensation (such as salaries, consultancy fees, bonuses based on sales and commissions set as a percentage of selling price). As of December 31, 2007, our sales and marketing team was comprised of 21 professionals worldwide. We expect both our direct internal and external sales and marketing forces to grow in the future as we expand our sales and marketing activities worldwide. We also expect our selling and marketing expenses to increase in the future due to an increase in direct expenses related to sales and marketing, increased salary expense associated with increased headcount in our internal direct sales force, as well as increased bonus payments and sales commissions on our revenues to both internal and external market personnel. In addition, as our customer base grows, we will be required to participate and invest directly in additional marketing efforts.

In November 2005, Gemini Funds, Landa Ventures and Concord Venture Funds, each then-existing security holders, entered into a Keep Well Agreement with one of our customers, under which they undertook to indemnify the customer, up to a maximum liability of $4 million, for damages caused by our failure to meet our service or supply commitments, provided that our failure was caused by a lack of sufficient capital. As a consideration for this undertaking, in February 2006, we issued these security holders an aggregate of 1,773,494 shares of convertible preferred stock at an issue price equal to the par value of $0.01 per share. Under US generally accepted accounting principles, or GAAP, we recorded the cost associated with this guarantee in the amount of $3.76 million as a deferred charge against additional paid-in capital, and the deferred charge was amortized to sales and marketing expenses over the expected guarantee period of 20 months ($188,000 per month). Because the Keep Well Agreement was terminated in June 2007 upon the closing of the Bridge Loan (as defined under “– Liquidity and Capital Resources – Bridge Loans; Debt Conversion”), the remaining amount of the deferred charge was fully amortized in June 2006.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related personnel expenses for executive, accounting, finance, legal, human resources, administrative and network and information systems personnel, facilities maintenance, professional fees and other general corporate expenses. We expect that our general and administrative expenses will continue to increase as we expand our operations and sales to additional countries as well as expand our internal controls and reporting capabilities and incur additional regulatory compliance expenses relating to publicly traded company reporting obligations. During the year ended December 31, 2007, we recognized non-recurring charges following the consummation of the Merger. See “– Results of Operations – Year Ended December 31, 2007 Compared to Year Ended December 31, 2006”.

Financial Expenses, Net

Financial expenses, net of interest received on bank deposits and exchange rate differences resulting in a gain, when applicable, consist primarily of interest paid on short term and long-term loans and on convertible loans and of amortization of discount attributed to detachable warrant costs and non-recurring loss conversion charges in connection with short-term loans, long-term loans and convertible loans. During the year ended December 31, 2007, we recognized non-recurring charges following the consummation of the Merger and expenses related to partial conversion of the long-term convertible Bridge Loan, assumption and conversion of guarantee, partial conversion of long-term loan and incurrence of the equity credit line agreement. See “Results of Operations - Year Ended December 31, 2007 Compared to Year Ended December 31, 2006”.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements require management to make estimates and assumptions that affect the reported amounts of revenue and expenses, assets and liabilities and disclosure of contingent assets and liabilities, based upon information available at the time that they are made, historical experience and various other factors that are believed to be reasonable under the circumstances. These estimates are evaluated by us on an on-going basis. Actual results may differ from these estimates under different conditions. Our significant accounting policies are more fully described in note 2 to our consolidated financial statements included elsewhere in this Annual Report.

We believe that the application of the following critical accounting policies entails the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Our current sales arrangements with customers for sale of Ogo devices include a number of elements or multiple deliverables that may represent individual units of accounting. These deliverables typically consist of the device (including software embedded in the Ogo device) and a variety of hosted services.

For these arrangements, we implement the guidance in Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF No. 00-21. The principles and guidance outlined in EITF No. 00-21 provide a framework to (a) determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and (b) determine how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. Each of these deliverables in the arrangement represents individual units of accounting if (i) the product has value to the customer on a stand-alone basis; (ii) vendor-specific objective and reliable evidence of fair value exists for the undelivered elements and (iii) the arrangement does not include a general right of return.

Typically, our products and service are considered separate units of accounting when we (i) enter into a contract with a customer for the supply of Ogo devices and (ii) provide hosted services. Currently, we have yet to establish a substantial vendor specific objective evidence of fair value for devices sold and therefore, we use the residual method to allocate the arrangement consideration. Under the residual method, we first estimate the fair value of the undelivered elements (the hosted services) based on the price that it charges for those services when sold separately. After the fair value of the hosted services is established, the residual value is allocated to the delivered element (the Ogo device).

We recognize revenue from sales of Ogo devices when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. We do not grant a right of return to our customers. The software embedded in our Ogo GSM devices was developed by us and incorporated into the hardware manufactured by Chi Mei. Almost all of our engineers are software engineers and the intellectual property developed by us is mostly software related. As the software embedded in Ogo devices is not deemed to be incidental, we recognize revenues in accordance with the American Institute of Certified Public Accountants Statement of Position No. 97-2, Software Revenue Recognition, or SOP No. 97-2.

Assuming all the abovementioned criteria for revenue recognition have been met, we recognize revenue for our device sales when the end user has activated the service for the Ogo device and recognize revenue for hosted services on a monthly basis when the services are rendered. We usually recognize revenues from Ogo devices upon the activation of the device and related service by the end user, as opposed to recognizing revenues upon delivery to our customers, due to the fact that we do not have sufficient experience with sales of Ogo devices in order to predict the appropriate volume of Ogo devices actually sold by our customer to end users. In the future, if there is sufficient experience, we may be able to recognize revenues based on delivery to our customers, assuming all other revenue recognition criteria are met.

Where we have established sufficient experience, in cases that after one year from delivery a portion of the delivered devices were not activated, we consider revenue recognition relating to the inactive devices when the following criteria are met: (a) the customer is not deemed a strategic customer, (b) the customer has not placed additional purchase orders within the past 12 months and our management does not anticipate future purchase orders from such customer, and (c) our management believes that the customer has no bargaining power over us and therefore it is not in a position to demand return of the inactive devices and the customer has no right to return, contractual or implied.

In addition to revenues from the sale of our Ogo devices, we receive recurring monthly service fees from our customers for subscribers that have purchased our Ogo device. Our monthly service fees are billed to our customers under various billing methods ranging from service fees based on subscribers who actually use our Ogo device during the billing period to service fees based on subscribers who have access to our hosted services, regardless of actual use.

We are contractually committed to participate, in varying capacities and levels, in marketing and advertising efforts of a number of our customers through reimbursement of direct expenses actually paid by these customers, up to limited, pre-defined amounts. These participation costs are recorded as selling and marketing expenses or as a deduction of revenues, as appropriate. Marketing participation is accounted for under the terms of EITF 01-9, "Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider," and is characterized as a reduction of revenue unless both of the following conditions are met:

•	we receive, or will receive, an identifiable marketing activity in exchange for the consideration; and

•	we can reasonably estimate the fair value of the marketing activity.

Warranty Costs

We reserve for warranty costs at the time such costs are deemed to be incurred. We incur an accrual to cover the costs of our warranty commitments when we have received indication from our customers that these warranty costs are probable to be incurred. Chi Mei’s warranty to us is recorded as income when reimbursement is received or when Chi Mei assumes responsibility. The warranty costs are included in the cost of revenues.

Inventories

Inventories are stated at the lower of cost or market value. Cost of raw materials and finished products is determined by the “first-in, first-out” method. We periodically evaluate our quantities on hand relative to historical costs and current market value and projected sales volume. Based on these evaluations, inventory write-offs and write-down provisions are provided to cover risks arising from slow moving items, technological obsolescence, excess inventories, discontinued products and market prices lower than cost. If future market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of revenues in the period the revision is made.

As of December 31, 2007 we recorded a provision in the amount of $1.0 million for inventory write down related to our Ogo 1.0 that we may not sell based on our forecasts.

Vendor advance payments

Vendor advance payments are installments paid to vendors prior to the date the Ogo units are shipped to us (for customers or for inventory purposes) or designated customers and are required to finance the production of the Ogo devices. The timing of the advance payments are based on different lead times of the relevant components and the progress of the production and are deducted from the total shipment payment that is accrued upon the delivery of the Ogo units.

We have no formal agreement with respect to the advances and their terms. Since we have long-term relationships and accumulated experience with these vendors and since each purchase order and advance payment is done after coordination of both ours and the vendors’ operation and finance departments, our management believes that there is a low risk of loss with respect to these advances.

As of December 31, 2007 we recorded a provision in the amount of $1.9 million for vendor advance payments related to our Ogo 1.0 that we may not sell based on our forecasts.

Accounting for Share-based Compensation

Until December 31, 2005, we accounted for all employee share-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44, we applied the provisions of Statement of Financial Accounting Standard (“SFAS”) 123 under the minimum value for disclosure purposes. Pursuant to these accounting pronouncements, we recorded compensation for stock options granted to employees over the vesting period of the options using the accelerated method based on the difference, if any, between the exercise price of the options and the fair value of the underlying shares at that date of grant. Deferred compensation was amortized to compensation expense over the vesting period of the options and was included as salary as part of the cost of revenues, research and development costs, sales and marketing expenses and general and administrative expenses. This method requires that we make an estimate regarding the fair market value of our underlying shares. In making this estimate, we have used historical data, available third party valuations and management judgment. In November 2005, we issued to employees options to purchase common stock under our Employee Stock Option Plans, at an exercise price determined by our board of directors as the fair market value of the underlying common stock. For our audited year end reports, we retained an independent third party valuation firm to determine the fair market value of common stock on various dates including November 2005, and their determination was that the fair market value of the common stock was higher than that determined by the board of directors. As a result, we recorded compensation expenses in the amount of approximately $800,000 for US and Israeli employees of which approximately $16,000 was recognized as an amortization of deferred stock compensation during 2005, approximately $242,000 was recognized in the year ended December 31, 2006 and approximately $199,000 was recognized in the year ended December 31, 2007. In addition, under US tax law, a person taxed under US law who is granted an option at an exercise price that is less than the fair market value at the date of grant, may be subject to a tax liability upon the vesting of such options for the potential gain between the exercise price and the fair market value as well as to a 20% penalty tax. In July 2006, our board of directors resolved to offer US employees the opportunity to request a change of the exercise price of the options granted to those employees in November 2005 to equal the fair market value as of that date, in order to avoid these adverse tax consequences. These changes in the exercise price were accounted as a modification under the provisions of SFAS No. 123(R). Because the new exercise price equals the fair market value of the shares upon the modification, and given the fact that all other option terms will remain as in the original award, no incremental compensation costs under the provisions of SFAS 123(R) were recognized.

We apply EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, or EITF No. 96-18, with respect to options granted to non-employees. SFAS No. 123(R) requires the use of an option valuation model to measure the fair value of the warrants at the grant date. This method requires that we make an estimate regarding the fair market value of the underlying shares. Compensation expense in respect of options granted to non-employees amounted to $80,000, $40,000, $20,000 and for the years ended December 31, 2007, 2006 and 2005, respectively.

In December 2004, the FASB issued SFAS No. 123(R), a revision of SFAS No. 123, “Accounting for Share-Based Compensation”, and which supersedes APB 25 and its authoritative interpretations.

SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focuses primarily on accounting for transactions in which an entity obtains employee and director services in share-based payment transactions, and does not change the accounting guidance for share-based payment transactions with parties other than employees.

SFAS No. 123(R) eliminates the option of using APB 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued and requires issuers to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair-value-based method in SFAS No. 123(R) is similar to the fair-value-based method in SFAS No. 123 in most respects. The costs associated with the awards will be recognized over the period during which an employee is required to provide service in exchange for the award which is usually the vesting period. We adopted SFAS No. 123(R) using the prospective-transition method as required for nonpublic entities that use the Minimum-Value method to account for their pro forma share-based payment disclosure under SFAS No. 123(R). As such, we will continue to apply APB 25 in future periods to equity awards outstanding at the date SFAS No. 123(R) adoption. All awards granted, modified, or settled after the date of adoption should be accounted for using the measurement, recognition, and attribution provisions of SFAS No. 123(R).

SFAS No. 123(R) was effective for us beginning on January 1, 2006. The adoption of SFAS No. 123(R) did not have a material effect on our financial position or results of operations.

Share-based compensation expense recognized under SFAS No. 123(R) for employees for the years ended December 31, 2007 and 2006 amounted to approximately $ 2,956,000 and $414,000, respectively, including continuation of expense recognized pursuant to APB 25.

In March 2005, the SEC released SEC Staff Accounting Bulletin (“SAB”) No. 107, “Stock-Based Payment”, or SAB No. 107. SAB No. 107 provides the SEC staff’s position regarding the application of SFAS No. 123(R) and contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, and also provides the SEC staff’s views regarding the valuation of stock-based payment arrangements for public companies. SAB No. 107 highlights the importance of disclosures made relating to the accounting for stock-based payment transactions.

In December 2007, the SEC issued SAB No. 110, which amends the SEC’s views discussed in SAB No. 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB No. 110 is effective for us beginning in the first quarter of fiscal year 2008. SAB 110 extends the use of the simplified method for “plain vanilla” awards in certain situations. The SEC staff does not expect the simplified method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. We will continue to use the simplified method for our “plain vanilla” awards since we do not yet have sufficient information regarding exercise behavior. As a result, we do not expect the adoption of SAB No. 110 will have a significant impact on our consolidated financial statements.

Accounting for Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109," or FIN 48. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement.

FIN 48 applies to all tax positions related to income taxes subject to the FASB’s Statement No. 109, "Accounting for Income Taxes." This includes tax positions considered to be "routine" as well as those with a high degree of uncertainty.

FIN 48 has expanded disclosure requirements, which include a tabular roll forward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. These disclosures are required at each annual reporting period unless a significant change occurs in an interim period.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 is reported as an adjustment to the opening balance of retained earnings. The adoption of FIN 48 resulted in an increase of the tax provision in the amount of $234,000, which was an adjustment to the opening balance of the accumulated deficit.

Commitments and Contingent Liabilities

Litigation Claims

Liabilities related to legal proceedings, demands and claims are recorded when it is probable that a liability has been incurred and the associated amount can be reasonably estimated. We and our subsidiaries, however, are not parties to any material litigation or legal proceeding and are not aware of any material litigation or legal proceeding, pending or threatened, to which we or our subsidiaries may become parties.

OCS

Our management has determined that due to our breach of the Law for the Encouragement of Research and Development in the Industry, 1984, we may be required to repay all funds granted by the OCS, including accrued interest at the LIBOR rate. If we are required to pay to the OCS amounts which are significantly higher than estimated by our management, our business, financial condition and results of operations may be adversely affected. For further discussion of this issue, see “Discontinuation of Operating System Business Unit” above.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Revenues for the year ended December 31, 2007 increased by 25.6% to approximately $16.2 million, compared to approximately $12.9 million for the year ended December 31, 2006. Revenues for 2007 included approximately $13.5 million from the sale of Ogo devices of which approximately $1.6 million was recognized from revenues from inactive devices. We also generated approximately $2.5 million from hosted services and approximately $270,000 from non-recurring engineering contracts in 2007. Revenues for 2006 included approximately $11.7 million from the sale of Ogo devices, approximately $874,000 from hosted services and approximately $210,000 from non-recurring engineering contracts.

Cost of Revenues

Our total cost of revenues for the year ended December 31, 2007 increased by 14.3% to approximately $18.6 million, compared to approximately $16.2 million for the year ended December 31, 2006.

In 2007, our costs of revenue decreased from 126% to 114% as a percentage of our revenues primarily due to an amendment in 2007 to our agreement with a major IM supplier that lowered our minimum fee payments per month. The amendment, which was effective as of January 1, 2007, (i) reduced the minimum amount to be paid to $2.8 million through September 2009, compared to $3.6 million in calendar year 2006 and $7.9 million in calendar year 2007, and extended the term of the agreement to September 30, 2009.

Our cost of revenue for 2007 continued to be high compared to our revenues due to the following key factors in 2007:

•
We determined that due to the commercial launch of Ogo2.0 during the second quarter we will be able to sell smaller quantities of Ogo1.0 than we had previously anticipated; therefore, we will not realize certain inventory and, as a result, we recorded write-down expenses of approximately $1.0 million.

•	We wrote down vendor advance payments in the amount of $1.9 million related to manufacturing of the Ogo1.0.

•
Salaries and related personnel expenses for employees engaged in the delivery and support of our products and employees engaged in the support of the hosted services, as well as the allocation of fixed overhead and facility costs, are fixed costs and as such, had a greater weighted impact on the cost of revenues due to the small number of units sold or with respect to which revenue was recognized.

•	We recorded as cost of revenue all the devices allocated for use under our warranty commitments, which resulted in a cost of revenues of approximately $960,000.

•
As of December 31, 2007, we determined that there would be fewer users for certain IM services than previously forecasted in certain geographical areas; therefore, we wrote off an advance payment in the amount of approximately $600,000.

Research and Development Expenses, Net

Our research and development expenses, net increased by 130.4% to approximately $15.9 million for the year ended December 31, 2007 from approximately $6.9 million for the year ended December 31, 2006. The increase was primarily attributable to an increase in the headcount and fixed overhead and facility costs of approximately $3.3 million and increases in subcontractors and other third parties’ expenses of approximately $2.0 million. We also incurred additional expenses of approximately $4.1 million for development of new applications and new models of the Ogo device including the development of the Ogo 2.0, a new generation of Ogo devices for individual and professional users based on a new, more advanced, technology platform, the development of the Ogo Code division multiple access (“CDMA”), a new generation of Ogo devices that is based on EV-DO technology, and the development of additional Ogo products.

Selling and Marketing Expenses

Our selling and marketing expenses increased by 10.1% to approximately $8.7 million for the year ended December 31, 2007 compared to approximately $7.9 million for the year ended December 31, 2006. The increase was primarily attributable to an increase in expenses as follows: headcount and fixed overhead costs and facility costs – approximately $1.3 million, trade shows costs – approximately $260,000, travel expense – approximately $220,000, marketing contribution expenses – approximately $681,000, launch expenses and other marketing activities – approximately $420,000, expenses to subcontractors – approximately $190,000, sample devices – approximately $270,000 and sales commissions – approximately $200,000. These increases were partially offset by a decrease of approximately $3.4 million recorded as amortization of the Keep Well Agreement.

General and Administrative Expenses

Our general and administrative expenses increased by approximately 154.7% to approximately $7.7 million for the year ended December 31, 2007 compared to approximately $3.0 million for the year ended December 31, 2006. The increase was primarily attributable to the following: approximately $1.3 million on account of the issuance of 216,000 shares of our common stock to Gideon Barak, our Co-Chairman, upon the consummation of the Merger, approximately $1.6 million related to stock base compensation expenses following new option grants and approximately $1.2 million in increased salaries, headcount and fixed overhead of which approximately $220,000 was for a one time bonus that was granted to Amit Haller, our chief executive officer, or CEO, following the consummation of the Merger and the balance was primarily an increase in headcount. In addition, we recorded a non-cash expense of approximately $700,000 on account of the bonus plans of Mr. Barak and Mr. Haller as detailed below. Our professional services expenses also increased, primarily attributable to an increase in audit and legal expenses of approximately $270,000 and an increase in provision for doubtful debt in the amount of approximately $190,000.

We recorded $700,000 of expenses related to bonus plans for Mr. Barak and Mr. Haller as a result of the consummation of the Merger, based on the following:

•
We will be required to record general and administrative expenses in the aggregate amount of approximately $2.0 million in connection with the issuance to Mr. Barak of the right to receive options to purchase 450,000 shares of our common stock, at an exercise price of $5.00, which vest upon reaching various price per share targets; these expenses will be recorded over a period of approximately 42 months from the consummation of the Merger; approximately $320,000 was recorded as an expense during 2007;

•
We will be required to record general and administrative expenses in the aggregate amount of approximately $1.9 million in connection with the issuance to Mr. Haller of the right to receive options to purchase 450,000 shares of our common stock, at an exercise price of $5.00, which vest upon reaching various price per share targets; these expenses will be recorded over a period of approximately 42 months from the consummation of the Merger; approximately $300,000 was recorded as expense during 2007; and

•
We may be required to record non-recurring, general and administrative expenses of up to approximately $670,000 in connection with cash bonuses in the amount of up to $1.4 million that may be paid to each of Mr. Barak and Mr. Haller upon reaching various price per share targets. These expenses will be recorded over a period of approximately 42 months from the consummation of the Merger; approximately $80,000 was recorded as expense against long-term liabilities during 2007.

Financial Expenses, Net

Our financial expenses, net, for the year ended December 31, 2007 were approximately $33.8 million compared to financial expenses, net of approximately $2.5 million for the year ended December 31, 2006. This increase was primarily attributable to interest on loans and credit lines, which increased by approximately $1.27 million and additional financial expenses recorded in connection with the consummation of the Merger and conversion, of loans and other debts, as follows:

•
We accounted for the modification to the terms of our Bridge Loan in 2006 under the provisions of EITF 06-6, "Debtor's Accounting For A Modification (or Exchange) of Convertible Debt Instruments", as an extinguishment of the Bridge Loan, and the issuance of a new loan under the modified terms. As such, we recorded an immediate loss of approximately $8.8 million for the extinguishment of the original Bridge Loan as additional financial expenses. This included approximately $2.9 million for the extinguishment of the Bridge Loan (such amount includes costs for issuance of 600,000 shares of common stock to Southpoint) and approximately $5.9 million as detailed below. The amended Bridge Loan was recorded in the balance sheet based at its fair value, which amounted to approximately $26 million. As the fair value of the amended Bridge Loan is greater than its contractual repayment schedule, such premium in the amount of approximately $5.9 million will be amortized over the contractual term of the loan (12 months) using the effective interest method as financial income. As of December 31, 2007, the Company recorded financial income of approximately $5.6 million as effective interest income derived from the valuation of the Bridge Loan. Following the partial conversion of the Bridge Loan detailed below, the related part of the premium was amortized immediately.

•
We recorded approximately $2.4 million on account of the grant of 400,000 shares of common stock to Southpoint in accordance with the terms of the amendment to the Bridge Loan, and non recurring, financial expenses of approximately $2.3 million due to the full amortization of various deferred debt costs related to the Bridge Loan.

•
We recorded non recurring, financial expenses of approximately $125,000 in connection with the issuance to certain financial institutions that provided advisory services to us of warrants to purchase 100,000 shares of our common stock at an exercise price of $5.00, expiring in 2009.

•
Modifications to the terms of the Bridge Loan were accounted for under the provisions of SFAS No. 84, “Induced Conversion of Convertible Debt,” or SFAS No. 84, as an inducement to Southpoint, and as such we recorded a non-recurring loss upon inducement in the amount of approximately $6.4 million. In addition, we recorded approximately $7.4 million on account of warrants issued to Southpoint for the partial conversion of its Bridge Loan.

•
Modifications to the terms of the Guarantee (as defined under “– Liquidity and Capital Resources – Bridge Loans; Debt Conversion”) were accounted for under the provisions of SFAS No. 84 as an inducement to the Guarantors (as defined under “– Liquidity and Capital Resources – Bridge Loans; Debt Conversion”), and as such, we recorded a non-recurring loss upon inducement in the amount of approximately $2.2 million. In addition, we recorded approximately $2.6 million on account of warrants issued to the Guarantors for the partial conversion of their Guarantee.

•
Under the provisions of SFAS No. 84, we accounted for the conversion of $2 million of the March 2007 Loans (as defined under “– Liquidity and Capital Resources – Bridge Loans; Debt Conversion”), whose terms were amended to a convertible loan and immediately converted, by recording non-recurring financial expenses relating to the inducement for the partial conversion of the March 2007 Loan of approximately $289,000. In addition, we recorded approximately $913,000 on account of warrants issued to the lenders for the partial conversion of the March 2007 Loans.

•	In connection with the ELOC arrangement, we recorded financial expenses in the amount of approximately $293,000 on account of 75,000 shares issued to the equity line providers.

Net Loss

We had a net loss from continuing operations of approximately $68.6 million for the year ended December 31, 2007, compared to a net loss of approximately $23.7 million for the year ended December 31, 2006 as a result of the reasons described above.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

Revenues for the year ended December 31, 2006 were approximately $12.9 million, compared to approximately $8 million for the year ended December 31, 2005. Revenues for the year ended December 31, 2006 included approximately $11.7 million from the sale of Ogo devices, approximately $874,000 from hosted services, approximately $213,000 from non-recurring engineering contracts and approximately $100,000 that IXI received as a development license fee for our PMG technology in 2005, but which were recognized only in the second quarter of 2006 once maintenance fees under the agreement were received. Revenues for 2005 included approximately $7.4 million from the sale of Ogo devices; $370,000 from PMG licenses; $160,000 from AT&T Wireless for customer and product support and $15,000 from hosted services.

Cost of Revenues

Our total cost of revenues for the year ended December 31, 2006 was approximately $16.2 million, compared to approximately $9.6 million for the year ended December 31, 2005.

Our cost of revenues exceeded revenues for the year ended December 31, 2006, due to a number of key factors:

•
Cost of revenues for the Ogo-related hosted services consists primarily of payments to subcontractors who provide hosted services and to instant messaging service providers. During 2006, our cost of revenues associated with hosted services and IM services as a percentage of revenues was high due to our agreement with a major IM supplier that required IXI to pay certain minimum fees per month, which fees were scheduled to increase over time. Until we acquire new subscribers at a rate that matches the rate of increase in the minimum subscriber payments to the major IM supplier, IXI’s costs per subscriber will continue to exceed revenues. As noted above under “ – Year Ended December 31, 2007 Compared to Year Ended December 31, 2006,” this agreement was amended in 2007 to decrease total minimum monthly fees effective January 1, 2007; and

•
Due to the small number of Ogo devices sold or with respect to which revenue was recognized we had a relatively high cost of revenues resulting from our high fixed costs, comprised of salaries and related personnel expenses for employees engaged in the delivery and support of our products and employees engaged in the support of hosted services, as well as the allocation of fixed overhead and facility costs.

Other Income — Gain from Termination Agreement with Cingular Wireless, Inc.

We recorded a one-time gain of approximately $11.7 million in the year ended December 31, 2005 as compensation by Cingular Wireless, Inc. for the termination of IXI’s agreement with AT&T Wireless.

Research and Development Expenses, Net

Our net research and development expenses increased by 61% to approximately $6.9 million for the year ended December 31, 2006 from approximately $4.3 million for the year ended December 31, 2005. The increase was primarily attributable to an increase in headcount and fixed overhead and facility costs in the amount of approximately $852,000, and additional expenses of approximately $1.4 million for development of a variety of new applications and new models of the Ogo device including:

•	the development of the Ogo 2.0, a new generation of Ogo devices for individual and professional users based on a new, more advanced, technology platform and a modified hardware design;

•	the development of additional applications for an Ogo1.0 device; and

•	the development of a new model of the Ogo 2.0 device.

In comparison, during the 2005, we focused the majority of our research and development efforts primarily on the development of the voice application for Ogo devices.

Selling and Marketing Expenses

Our selling and marketing expenses increased by 139% to approximately $7.9 million for year ended December 31, 2006 from approximately $3.3 million for the year ended December 31, 2005. The increase was primarily attributable to approximately $3.0 million recorded as amortization of the Keep Well Agreement. Selling and marketing expenses increased in the amount of approximately $1.4 million due to expansion of our sales and marketing activities to support the promotion of the Ogo device and increased joint marketing efforts with our customers in the amount of approximately $230,000.

General and Administrative Expenses

Our general and administrative expenses increased by 110% to approximately $3 million for the year ended December 31, 2006, from approximately $1.4 million for year ended December 31, 2005. The increase was primarily attributable to an increase in headcount, fixed overhead and facility costs in the amount of approximately $722,000. Total stock-based compensation expense recognized for 2006 was approximately $302,000 compared to $32,000 in 2005. This increase in stock-based compensation expense resulted primarily from options originally granted to non-employees in November 2005 who became employees in 2006 for which expenses in accordance with SFAS No. 123(R) amounted to $172,000. In addition, professional fees for legal and audit services increased by approximately $320,000.

Financial Expenses, Net

Our financial expenses, net, for the year ended December 31, 2006 were approximately $2.5 million compared to financial expenses, net of approximately $1.3 million for the year ended December 31, 2005. This increase was primarily attributable to interest on bridge loans, which increased by approximately $1.5 million and financial expenses related to a purchase order factoring agreement of approximately $150,000 compared to $0 in 2005. This increase was partially offset by a reduction in our interest expense of approximately $250,000 under other loans and credit lines and reduced currency exchange rate expenses of approximately $180,000.

Net Loss

We had a net loss from continuing operations of approximately $23.7 million, for the year ended December 31, 2006, compared to a net loss of approximately $344,000 for the year ended December 31, 2005 as a result of the reasons described above.

Non-GAAP Financial Measures

We present the following non-GAAP financial measures: non-GAAP Cost of Revenues, non-GAAP operating loss and non-GAAP net loss. Our non-GAAP presentation and information should not be considered as a substitute for, or as superior to, our financial information prepared in accordance with GAAP. The non-GAAP presentation does not reflect a comprehensive system of accounting, and it differs from similar financial information prepared in accordance with GAAP and from financial information not prepared in accordance with GAAP with the same or similar names that may be used by other companies. We strongly urge investors and potential investors in our securities to review the reconciliation of our non-GAAP financial information to the comparable GAAP financial information, and our consolidated financial statements, including the notes thereto, that is included in this Annual Report and not to rely on any single financial measure to evaluate our business. The principal limitation of our non-GAAP presentation is that it excludes significant expenses that are required by GAAP to be recorded. In addition, the non-GAAP presentation is subject to inherent limitations because it reflects the exercise of judgments by management about which charges are excluded for purposes of the non-GAAP presentation. To mitigate this limitation, we present our non-GAAP presentation in addition to our GAAP results, and recommend that investors do not give undue weight to the non-GAAP presentation.

Non-GAAP Cost of Revenues Reconciliation

	Year ended December 31,
	2007	2006
	(in thousands)
Total revenues	$16,240	$12,929
GAAP cost of revenues:	18,564	16,236
Stock-based option expense in GAAP cost of revenues	204	7
Inventory write down (including vendor advance payments and royalties)	3,289	790
Non-GAAP cost of revenues (excluding the above)	$15,071	$15,439
Non-GAAP gross margin	7.2%	(19.4%)

Non-GAAP Operating Loss Reconciliation

	Year ended December 31,
	2007	2006
	(in thousands)
GAAP operating loss	$(34,673)	$(21,170)
Stock-based option and share expense in GAAP operating expenses, including Merger related expenses	4,347	454
Inventory write down (including vendor advance payments and royalties)	3,289	790
Non-GAAP operating loss (excluding the above)	$(27,037)	$(19,926)

Non-GAAP Net Loss Reconciliation

	Year ended December 31,
	2007	2006
	(in thousands)
GAAP net loss	$(68,590)	$(22,652)
Stock based option and share expense in GAAP operating expenses, including merger related expenses	4,347	454
Inventory write down (including vendor advance payments and royalties)	3,289	790
Financial expenses (income) relating to Merger, conversion of loans and credit line	31,219	0
Non-GAAP net loss (excluding the above)	$(29,735)	$(21,408)

We excluded the following items in the development of the non-GAAP financial measures presented:

•
Share-based compensation expenses. We have excluded share-based compensation expenses, which consist of expenses for share-based compensation that we began recording under SFAS No. 123(R) in the first quarter of fiscal 2006. We excluded these expenses primarily because they are non-cash expenses that we do not consider part of ongoing operating results when assessing the performance of our business.

•
Inventory, vendor advance payments and royalty write down. We have excluded the inventory (including vendor advance payments and royalties) write down. Although this may be considered a recurring item, management excludes this write down when evaluating its cost of revenues since it affects the ability to compare periods.

•
General and administrative expenses recorded in connection with the issuance of stock, stock options and cash bonuses to our senior management. We have excluded expenses recorded in connection with the issuance of stock, stock options and cash bonuses to Mr. Barak and Mr. Haller in connection with the consummation of the Merger and their specific compensation terms following the consummation of the Merger primarily because we believe that excluding these items allows investors to better assess our operating loss and to compare it to previous periods that did not include these expenses.

•
Finance expenses recorded in connection with the consummation of the Merger. In addition to the above mentioned exclusions, we have also excluded financial expenses recorded in connection with the consummation of the Merger primarily because we believe that excluding these non-recurring items allows investors to better assess our net loss and to compare it to previous periods that did not include these expenses.

•
Finance expenses recorded in connection with the conversion of the loans and credit line. In addition to the above mentioned exclusions, we have also excluded financial expenses recorded in connection with the conversion of the loans and credit line primarily because we believe that excluding these items allows investors to better assess our net loss and to compare it to previous periods that did not include these expenses.

Liquidity and Capital Resources

General

Since our inception, our operations have been funded through capital investments from our security holders, loans from venture lenders and banks, OCS grants and cash flow from operations. We have incurred operating losses since inception, including net losses of approximately $68.6 million, $22.7 million and $12.0 million in 2007, 2006 and 2005, respectively, and we had an accumulated deficit of approximately $160.2 million as of December 31, 2007. We also have had and continue to have negative cash flows from operating activities. For the years ended December 31, 2007, 2006, and 2005 we had negative cash flow from operating activities in the amounts of $34.5 million, $18.0 million and $15.0 million, respectively. At December 31, 2007, we had cash and cash equivalents available to fund operations of approximately $17.3 million.

In order to continue our operations according to our business plan and, if required by our lenders, to repay our outstanding indebtedness in cash when due, we will require substantial additional equity or debt financing in both the short and the long term. There can be no assurance that we will be able to raise additional financing or to continue as a going concern. See “– Overview – History of Continuing Losses; Going Concern; Need for Additional Financing.”

Our current payment terms with most of our suppliers require us to pay a significant portion of the manufacturing costs relating to Ogo devices prior to their delivery. The standard payment terms that we extend to our customers require payment within 30 days of delivery of Ogo devices. Consequently, we are often required to finance outstanding sales orders for several months. As our sales grow, significant cash will be required to finance purchases of Ogo devices from our suppliers.

In addition to our regular operating expenses (such as research and development expenses, sales and marketing expenses and general and administrative expenses), as of December 31, 2007, we had the following contractual obligations and commercial commitments:

Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In Thousands)
Operating leases (1)	$1,163	$687	$476	$0	$0
Motor vehicles leases	$827	$397	$430	$0	$0
Purchase obligations (2)	$5,241	$5,241	$0	$0	$0
Other long-term commitments (3)	$4,247	$2,982	$1,265	$0	$0
Severance pay (4)	$1,138	$0	$0	$0	$1,138
Bridge loan (5)	$4,492	$4,492	$0	$0	$0
Total contractual obligations	$15,773	$12,964	$1,671	$0	$0

(1)	The operating leases are for the premises that we lease for our operations, research and development, sales and marketing and headquarters.
(2)	As of December 31, 2007, we had open purchase orders with third party suppliers mainly for the manufacturing and product development of the Ogo devices for a total of approximately $5.2 million.
(3)	The agreement with a major IM provider provides for minimum amounts committed to be paid by us from January 1, 2008 through September 30, 2009 of $1.8 million.
(4)
Severance pay relates to accrued severance obligations to our Israeli employees as required under Israeli labor law. These obligations are payable only upon termination, retirement or death of the respective employee and there is no obligation if the employee voluntarily resigns. $221,000 of this amount is unfunded.

(5)	During October 2007, the Bridge Loan was partially converted.

Bridge Loans; Debt Conversion

On June 20, 2006, IXI R&D entered into a Bridge Loan Agreement with Southpoint pursuant to which Southpoint loaned to IXI R&D $20.0 million (from which we paid $1.7 million in cash compensation to certain private placement agents and $700,000 in cash compensation, upon consummation of the Merger, to certain financial institutions providing advisory services to us), with IXI acting as guarantor thereto (the “Bridge Loan”). Under the original terms of the Bridge Loan Agreement, the Bridge Loan bore interest of 20% per annum and was repayable upon the earlier of June 6, 2008 (the “Original Repayment Date”) or the acceleration of the Bridge Loan in accordance with the agreement (such acceleration being referred to as the “Original Maturity Date”). We and IXI have unconditionally guaranteed all of the obligations of IXI R&D under the financing documents, and all obligations of IXI and IXI R&D are secured by a perfected first priority security interest on our, IXI’s and IXI R&D’s assets (subject to limited exceptions).

In addition, in June 2006 Landa Ventures and the Gemini Funds (the “Guarantors”), both security holders of IXI (and now of ours), who previously guaranteed a credit line and a loan received by IXI R&D from Bank Leumi Le’Israel Ltd. in the total amount of $8.0 million, undertook in a Letter Agreement dated June 19, 2006, as amended (the “Letter Agreement”), to extend their guarantee and to maintain the existing bank credit line and loan at $8.0 million (the “Credit Facility”) until the Original Repayment Date or Original Maturity Date (as the case may be) (as amended, the “Guaranty”). Pursuant to the Letter Agreement, each of the Guarantors is entitled to assume all or any part of any amounts owed by IXI R&D to Bank Leumi under the line of credit or under the loan and in such event any such assuming Guarantor shall be entitled to the same rights and benefits conferred on Southpoint, as the Bridge Loan lender, by the Bridge Loan Agreement. In consideration of the extension of the Guaranty, the Guarantors are entitled to a fee equal to the difference between the interest paid to Bank Leumi and the amount of interest that IXI would have paid to Bank Leumi if the Credit Facility bore interest at a rate equal to the rate set forth in the Bridge Loan Agreement. As of December 31, 2007, we owed an aggregate of $27,889 accrued interest to Landa Ventures and the Gemini Funds in consideration for their guarantee of the Credit Facility.

In December 2006, the parties to the Bridge Loan agreed to amend the Bridge Loan Agreement. Pursuant to the amendment, the interest rate of the Bride Loan was reduced to 10% per annum through the term of the Bridge Loan and the Original Repayment Date was deferred from 60 days following completion of the Merger to 365 days following the completion of the Merger. Furthermore, Southpoint was entitled to receive 1,000,000 shares of our common stock (as opposed to 600,000 shares under the previous terms) and the Guarantors were entitled to receive 400,000 shares of common stock (as opposed to 240,000 shares of common stock under the previous terms).

We accounted for the 2006 modification to the terms of the Bridge Loan under the provisions of EITF 06-6, “Debtor’s Accounting For A Modification (or Exchange) of Convertible Debt Instruments”, as an extinguishment of the Bridge Loan, and the issuance of a new loan under the modified terms, and as such, we recorded an immediate loss of approximately $8,800,000 for the extinguishment of the original Bridge Loan as additional financial expenses. Additional financial expenses of approximately $ 1,200,000 were recognized due to the full amortization of various deferred charges related to the Bridge Loan. The amended Bridge Loan was recorded in the balance sheet based on its fair value, which amounted to approximately $26,000,000. As the fair value of the amended Bridge Loan is greater than its contractual repayment schedule, such premium was amortized over the contractual term of the loan using the effective interest method as financial income. As of December 31, 2007, we recorded financial income of approximately $3,700,000 as effective interest income derived from the valuation of the Bridge Loan.

In connection with the consummation of the Merger, Southpoint received 1,000,000 shares of our common stock and the Guarantors received 400,000 shares of our common stock. These 1,400,000 shares of common stock were issued to Southpoint and the Guarantors on June 6, 2007, and, based on the terms of the Merger and the per share Merger consideration of $6.06 per share, these shares of common stock had an aggregate value of $8,484,000 on the date of issuance. Southpoint also received $150,000 as reimbursement of certain legal fees incurred in connection with the Bridge Loan. We also issued an additional 30,000 shares of common stock to certain private placement agents who participated in identifying potential bridge lenders, together with cash compensation in the amount of $1.7 million. In addition, each of Southpoint and the Guarantors were entitled to convert all or part of its respective debt facility (including accrued interest thereon), into shares of our common stock until June 6, 2008, at a price of $5.50 per share. Furthermore, if each of the above were to convert 50% or more of its respective debt facility (excluding accrued interest thereon), it would be entitled to receive warrants to purchase shares of our common stock at an exercise price of $5.00 (subject to adjustment in case of stock dividends and stock splits), expiring in June 2009. If 100% of the debt is converted, the maximum total number of shares of common stock under the warrants is 1,000,000, allocated between Southpoint and the Guarantors according to the proportionate amount of their debt facilities. Southpoint and the Guarantors have agreed to be subject to lock-up arrangements which have been agreed to by the principal security holders of IXI (excluding warrants to purchase shares of our common stock that may be issued to the private placement agents in connection with the conversion of the Bridge Loan) and are entitled to registration rights on the same terms as those security holders.

We accounted for the warrants that may be issued under EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. Since the conversion of the convertible debt is contingent upon future events, the beneficial conversion feature of the debt will be recorded to the extent that the triggering event occurs and the contingency is resolved, based on the original fair value of our shares on the date of issuance of the convertible debt.

On October 25, 2007, we entered into agreements with Gemini Funds, Landa Ventures and Southpoint regarding the conversion of approximately $20.7 million principal amount of debt held by these entities, into shares of our common stock at a conversion price of $3.60 per share (instead of the $5.50 per share conversion price applicable under the terms of the Bridge Loan and the Guarantee) and warrants to purchase shares of common stock at an exercise price of $4.10 (subject to adjustment in case of stock dividends and stock splits), expiring five years from the date of grant. This conversion resulted in the issuance to Gemini Funds, Landa Ventures and Southpoint of an aggregate of 5,752,222 shares of common stock and warrants to purchase an aggregate of up to 3,451,333 shares of common stock. As a result of the conversion of this debt at a per share conversion price of $3.60 (as opposed to the $5.50 per share conversion price specified under the terms of the Bridge Loan and the Guarantee), Gemini Funds, Landa Ventures and Southpoint received an aggregate of 1,987,131 additional shares of our common stock, which also reflected an immediate gain of $0.58 per share, or $3,336,289 in total, when compared to the market price on the date of conversion of $4.18 per share. The warrants issued as a result of this conversion have an estimated aggregate value, based on the Black-Scholes option pricing model, of $9,629,220. As part of these conversion transactions, Gemini Funds, Landa Ventures and Southpoint agreed that they would no longer be eligible to receive the up to 1,000,000 warrants that they would otherwise have been eligible to receive upon conversion in the case of Southpoint, and upon assumption and conversion, in the case of Gemini Funds and Landa Ventures, of the total debt outstanding under the Bridge Loan and guaranteed under the Guarantee.

The October 2007 modifications to the terms of the Bridge Loan and the Guarantee were accounted for under the provisions of SFAS No. 84, “Induced Conversion of Convertible Debt”, or SFAS No. 84, as an inducement to Southpoint, and as such, we recorded non-recurring loss upon inducement in the amount of approximately $8.5 million of financial expenses against additional paid-in capital. We also recorded additional charges in the amount of $1.4 million in financial expenses against acceleration of amortization of deferred debt issuance costs.

We calculated the fair value of the warrants, using the Black-Scholes Option Valuation Model. Accordingly, the amount of $9,905,000 attributed to the issuance of warrants, was recorded as financial expenses against additional paid-in capital.

Due to the prolonged Merger process and in order to satisfy IXI’s working capital requirements prior to receipt of the Merger consideration, IXI and IXI Israel also entered into non-convertible loan agreements in March 2007 (the “March 2007 Loans”) with Southpoint, Gemini Funds and Landa Ventures under which IXI received gross proceeds of $6 million in two tranches of $3 million each. The March 2007 Loans bore interest at the rate of 10% per annum. As originally agreed, one-half of the March 2007 Loans was due and repayable on June 6, 2008 and the balance was due and payable on June 6, 2009, in each case together with any interest accrued and unpaid thereon. Thereafter, in May 2007 IXI borrowed an additional $5 million, which was repaid in full in July and August of 2007.

On November 14, 2007, we entered into an agreement with Landa Ventures regarding the conversion of $2.592 million principal amount of debt consisting of the $2 million loan made by Landa Ventures to IXI as part of the March 2007 Loans and the assumption and conversion of $592,000 guaranteed by Landa Ventures under the Credit Facility, at the conversion price of $3.60 per share and the issuance of warrants to purchase shares of our common stock at an exercise price of $4.10 per share (subject to adjustment in case of stock dividends and stock splits), expiring five years from the date of grant. This conversion resulted in the issuance of an aggregate of 720,000 shares of common stock and warrants to purchase an aggregate of up to 432,000 shares of common stock. As a result of the conversion of this remaining Guarantee at a per share conversion price of $3.60 (as opposed to the $5.50 per share conversion price specified under the terms of the Guarantee, as amended,) Landa received an aggregate of 56,808 additional shares as a result of the conversion, which also reflected an immediate gain of $0.52 per share, or $329,540 in total, when compared to the market price on the date of conversion of $4.12 per share. Following this transaction, Landa Ventures is no longer a Guarantor.

The November 2007 modifications to the terms of the March 2007 Loan were accounted for under the provisions of SFAS No. 84, as an inducement to Landa Ventures, and as such, we recorded non-recurring loss upon inducement in the amount of approximately $289,000 of financial expenses against additional paid-in capital.

We calculated the fair value of the warrants, using the Black-Scholes Option Valuation Model. Accordingly, the amount of $913,000, attributed to the issuance of warrants, was recorded as financial expenses against additional paid-in capital.

On March 28, 2008, we entered into amendments to Bridge Loan Agreement with Southpoint, the March 2007 Loans with Southpoint and Gemini Funds and the Guarantee from Gemini Funds of the Credit Facility, in each case to (1) extend the maturity date of all principal payments thereunder from June 2008 and June 2009 to June 5, 2010, (2) increase the interest rate from 10% to 20%, effective April 1, 2008, (3) capitalize all interest payments, including any accrued and unpaid interest, and (4) amend the prepayment provisions upon a change of control to provide that the interest payable shall be calculated through the maturity date of June 5, 2010. As a result, at March 31, 2008, the principal amount outstanding under the loan arrangements is $14 million in the aggregate, including an aggregate of approximately $3.3 million of accrued and unpaid interest. The total interest that would be payable upon a change of control would be $5.7 million. As a result of the Amendments, we expect to re-classify the Bridge Loan, the Guarantee and the March 2007 Loans as long-term debt as of the first quarter of 2008.

Equity Line of Credit

On November 11, 2007, we entered into an equity line of credit, or ELOC, arrangement, with Tailor-Made Capital, Ltd., an Israeli company affiliated with Meitav Investment House, a privately owned asset management and investment banking firm based in Israel. Pursuant to the terms of the ELOC arrangement, we have the right to sell to Tailor-Made and Tailor-Made is obligated to purchase from us, up to an aggregate of $5,000,000 of shares of our common stock at a discount to their market price determined as follows:

•
a 10% discount to the lowest daily volume weighed average price, or VWAP, of our common stock during ten consecutive trading day period immediately prior to the date we notify Tailor-Made that we want to access the ELOC, if that trading price, defined as the Market Price, is less than or equal to $6.00 per share; or

•	a 7.5% discount to the Market Price (as defined), if the Market Price is greater than $6.00 and less than $8.00; or

•	a 5% discount to the Market Price (as defined), if the Market Price is greater than $8.00.

We have not yet received any proceeds under the ELOC Arrangement. The ELOC Arrangement will remain in effect until the earlier of 24 months following the date that the registration statement with respect to the shares that may be issued under the ELOC Arrangement is declared effective and November 10, 2010, unless otherwise terminated by us or Tailor-Made pursuant to the terms of the ELOC Arrangement. In connection with the ELOC Arrangement, we issued Tailor-Made 75,000 shares of common stock as a commitment fee and a five year warrant to purchase up to 312,500 shares of our common stock at an exercise price of $4.10 per share (subject to adjustment in case of stock dividends and stock splits). The amount attributed to the issuance of these shares of common stock was $284,000 (net of $9,000 of issuance costs) and was recorded as financial expenses during 2007. The warrant issued to Tailor-Made will vest proportionally to the value of the shares purchased by Tailor-Made under the ELOC Arrangement at the time of purchase. As of December 31, 2007, none of the warrants had vested; accordingly, no financial expenses were recorded.

Private Placement

In November 2007 we closed a two tranche private placement of our securities to certain accredited investors, raising an aggregate of $9.7 million and resulting in the issuance of an aggregate of 2,703,000 shares of common stock at a purchase price of $3.60 per share and the issuance of warrants to purchase an aggregate of up to 1,621,800 shares of common stock at an exercise price of $4.10 (subject to adjustment in case of stock dividends and stock splits), which warrants expire five years from the date of grant.

In October 2007, we signed an agreement with a financial advisor to assist us in our investment efforts. Under this agreement, we agreed to pay the advisor an annual fee and a success fee in the event that the advisor assists us in fund raising. The success fee will be a combination of a cash fee and warrants to purchase shares of our common stock based on the actual funds raised by us with the advisor’s assistance. Consequently, as a result of the private placement investment, this advisor was entitled to $558,000 cash payment, which was deducted from his investment in us and 135,150 warrants to purchase shares of common stock at a conversion price of $4.10 per share.

The net proceeds received in this private placement were recorded as stockholders' equity. The amount attributed to the issuance of these warrants was $383,000. These issuance costs were recorded as additional paid in capital pursuant to the provisions of EITF No. 96-18, so that the net effect of the warrants was zero.

Other Capital Investments

Since inception until prior to consummation of the Merger, IXI had raised over $60 million in investments from its security holders. Following the Merger, to date we have raised an aggregate of $67.3 million (including cash made available as a result of the consummation of the Merger) in investments from our security holders. Since January 1, 2005, the additional major financing rounds were the following:

•	In January and February 2005, IXI issued shares of series D convertible preferred stock in consideration of $10.0 million.

•
In January and February 2006, IXI issued series D-1 convertible preferred stock in consideration of the conversion of a convertible loan made to IXI in July 2005 in the amount of $6.3 million, including interest on the converted loan.

Pursuant to the Merger agreement at the closing of the Merger, all of IXI’s shares of stock were converted to shares of our common stock.

Short-Term Loans

In December 2004, IXI received a short term loan from an Israeli bank in the amount of $1.3 million, which bore interest at an annual interest rate of 5.4% and was repaid in one installment on January 3, 2005. This short-term loan was guaranteed by Gemini and Landa Ventures.

In October 2005, IXI R&D received a short term bank credit from an Israeli bank in the amount of $750,000 which bore annual interest at a rate of LIBOR + 3%. In January 2006, the short term bank credit was repaid in full by IXI R&D.

In March 2006, IXI received a short term loan from an Israeli bank, guaranteed by the Guarantors, in the amount of $4.0 million, which bore annual interest at a rate of 9% and was to be repaid in full in a single installment on June 29, 2006. In April 2006, the Guarantors guaranteed a credit line from the same Israeli bank in the amount of up to $4.0 million. The Guarantors undertook in the Letter Agreement to extend their guaranty and to maintain the existing bank credit line and loan at $8.0 million. On December 31, 2006, the Company received an extension of the term of the $8.0 million short-term bank credit, to be repaid on May 15, 2007. For further discussion see “– Bridge Loans; Debt Conversion.”

On June 8, 2006, IXI R&D received a short term loan from an Israeli bank in the amount of $2.0 million, which bore annual interest at a rate of LIBOR + 4% and was repaid in full in a single installment on June 20, 2006.

In May 2007 IXI signed a short term loan agreement with a new lender and with its existing security holders (the “Lenders”) whereby the Lenders extended a $5 million short term loan with the following terms: (i) annual interest of 15%, (ii) maturity date of 60 days from the closing of the Merger, and (iii) 2% including VAT cash fee payable on the date in which the Merger was consummated. During July and August 2007, the short term loan was repaid in full.

Other Long-term Loans

In August 2003, IXI and certain affiliates of Western Technology Investments, a venture lender that was also a security holder of IXI, signed a loan and security agreement in the amount of up to $4.5 million, which was fully drawn by IXI in January 2004. The loan bore interest at an annual rate equal to the US dollar prime rate plus 9.2% on $2.0 million of the loan and the prime rate plus 9.4% on the remaining $2.5 million and was required to be repaid in 30 monthly installments (the last installment was scheduled to be paid in July 2006). During the years ended December 31, 2007, 2006 and 2005, principal amounts of $0, $1.0 million and $1.8 million, respectively, were repaid by IXI.

In October 2004, IXI signed a second loan and security agreement with certain affiliates of Western Technology Investments in the amount of up to $5.0 million, of which approximately $3.0 million was drawn in November 2004. The loan bore interest at the annual rate of 12.1% (which was indexed to the base prime rate of 4.75%) and is to be repaid in 30 monthly installments. During the years ended December 31, 2007, 2006 and 2005 principal amounts of $0, $0 and $1.6 million, respectively, were repaid by IXI.

The total outstanding amount of both loans were repaid upon entering into the Bridge Loan with Southpoint and the floating charge on the assets of IXI R&D was replaced with a floating charge in favor of Southpoint.

Cash Flow Analysis

Our continuing operating activities used cash in the amount of approximately $34.5 million for the year ended December 31, 2007, compared with cash used in operating activities of approximately $17.3 million for the year ended December 31, 2006. This increase was mainly attributable to our continuing investment in product development, our sales and marketing efforts related to expanding our business, an increase in our headcount and fixed overhead and facility costs and to increased general working capital needs.

Our investing activities relating to our continuing operations used cash in the amount of $212,000 for the year ended December 31, 2007, compared with cash used in investing activities of approximately $343,000 for the year ended December 31, 2006. In each period, cash was primarily used for the purchase of property and equipment.

Our financing activities for the year ended December 31, 2007 provided cash in the amount of approximately $49.3 million, which consisted of: proceeds from the issuance of common stock in connection with the Merger, net of issuance costs, of $33.4 million; proceeds from the March 2007 Loans of approximately $6.0 million; proceeds from the issuance of common stock in connection with a private placement, net of issuance costs, of approximately $9.2 million, and proceeds from short-term bank credit of approximately $634,000. Our financing activities for the year ended December 31, 2006 provided cash of approximately $20.9 million, which consisted of proceeds from the Bridge Loan of $20 million and proceeds from the Bank Leumi Credit Facility of approximately $6.8 million, which were offset by the principal payment of a long-term loan of approximately $2.6 million, payment of deferred debt and Merger costs of approximately $2.5 million, and by the repayment of a short term bank loan of approximately $750,000.

Our continuing operating activities used cash in the amount of approximately $17.3 million for the year ended December 31, 2006, compared with cash used in operating activities of approximately $6.5 million for the year ended December 31, 2005. This increase was mainly attributable to our continuing investment in product development, our sales and marketing efforts related to expanding our business, an increase in our headcount and fixed overhead and facility costs and to increased general working capital needs.

Our investing activities relating to continuing operations used cash of approximately $343,000 in the year ended December 31, 2006, compared with approximately $224,000 in the year ended December 31, 2005. In each period, cash was primarily used for purchase of property and equipment.

Our financing activities provided cash of approximately $20.9 million in the year ended December 31, 2006 as described above. Financing activities provided cash of approximately $12.9 million in the year ended December 31, 2005 due to proceeds from the issuance of equity securities (net of issuance expenses) of approximately $10.2 million, proceeds from short term bank loans of $750,000 and proceeds from convertible loans of approximately $6.1 million, which were offset by the repayment of a short term bank loan of approximately $1.3 million and repayment of long-term bank loan of approximately $2.9 million.

Net Operating Loss Carryforwards

We have accumulated operating losses that can be carried forward and offset against taxable income, and which result in deferred tax assets. Because we currently believe that it is more likely than not that we will not realize the deferred tax assets resulting from the carry forward in the foreseeable future, we reserved the full amount of the value of the benefit of the deferred tax assets. The change in valuation allowance as of December 31, 2007 compared to December 31, 2006 was an increase in the reserve amount of approximately $11.9 million.

As of December 31, 2007, the state and the federal tax losses carryforwards of our US subsidiary were approximately $16.4 million and $19.8 million respectively. Such losses are available to be offset against any future US taxable income of the US subsidiary and will expire in 2021 and 2027, respectively.

Utilization of US net operating losses may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization. A full valuation allowance was provided to reduce the benefit of net operating losses, since it is more likely than not that such tax benefits will not be utilized in the foreseeable future.

At December 31, 2007, IXI R&D had accumulated losses for tax purposes in the amount of approximately $84.0 million, which may be carried forward and offset against taxable income in the future for an indefinite period.

We expect that during the period in which these tax losses related to IXI R&D are utilized, our income would be substantially tax exempt. Accordingly, no deferred income taxes in respect of such losses have been included in our financial statements.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements, and we have not had any off-balance sheet arrangements during the last three years, in each case that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to us.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of losses resulting from changes in market prices and foreign exchange rates that may adversely impact our consolidated financial position, results of operations or cash flows.

Foreign Exchange Risk

Although we report our consolidated financial statements in US dollars, in 2005, 2006 and 2007, a significant portion of our revenues and portion our expenses was denominated in other currencies. Our management believes that the dollar is the primary currency of the economic environment in which we and our subsidiaries operate. Thus, our and our subsidiaries’ functional currency is the dollar. Monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with SFAS, No. 52, “Foreign Currency Translation”. All transaction gains and losses of the remeasured monetary balance sheet items are reflected in our statement of operations as financial income or expenses, as appropriate. Consequently, fluctuations in the rates of exchange between the dollar and non-dollar currencies will affect our results of operations. An increase in the value of a particular currency relative to the dollar will increase the dollar reporting value for transactions, and a decrease in the value of that currency relative to the dollar will decrease the dollar reporting value for those transactions. This effect on the dollar reporting value for transactions is generally only partially offset by the impact that currency fluctuations may have on costs. We currently do not engage in currency hedging transactions to offset the risks associated with variations in currency exchange rates but we intend to begin engaging in hedging transactions in the near future. Due to the instability of the foreign currency markets, significant foreign currency fluctuations and other foreign exchange risks may have a material adverse effect on our business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of the independent registered public accounting firm, appear beginning at page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures or controls and other procedures that are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our chief executive and chief financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2007. Based on this evaluation, our chief executive officer and our chief financial officer concluded that as of December 31, 2007, our disclosure controls and procedures were effective at providing reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure.

Internal Controls over Financial Reporting

Management of the company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2007.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our board of directors and executive officers are as follows:

Name	Age	Position with the Company
Gideon Barak	51	Executive Co-Chairman of the Board
Israel Frieder	58	Non-Executive Co-Chairman of the Board
Amit Haller	38	Chief Executive Officer and Director
Amnon Shachar	56	President
Lihi Segal	36	Executive Vice President and Chief Financial Officer
Gadi Meroz	39	Executive Vice President and General Counsel
Yossi Sela	55	Director
Shlomo Shalev	46	Director
Shmuel M. Gitlin	55	Director
Matthew Hills	48	Director

Information about Directors and Executive Officers

Gideon Barak has served as the co-chairman of our board since June 2007 and as Executive Co-Chairman since February 2008. Mr. Barak is a co-founder of IXI and served as the chairman of IXI’s board from IXI’s inception in 2000 through the completion of the Merger. Mr. Barak has over 25 years of experience in the communications industry. From 1990 to 1992, Mr. Barak was chief financial officer of DSP Group Inc., an American-Israeli company specializing in proprietary digital signal processing for consumer and telecommunications applications. Additionally, Mr. Barak was a co-founder and served as the chief executive officer of DSP Communications, Inc., a spin-off of DSP Group, Inc., which was later acquired by Intel Corporation in 1999. He was the founder and chairman of Envara, Inc. and Butterfly VLSI, Ltd., which were acquired by Intel and Texas Instruments, in 2004 and 1999, respectively. Mr. Barak was also a venture partner with Benchmark Capital in Israel during 2006. Mr. Barak has been a director of additional semiconductor and communications companies, and is currently a director of Gamestream Ltd. and Advasense Inc. (founder and Chairman). Mr. Barak is the spouse of Lihi Segal, IXI’s chief financial officer. Mr. Barak received a B.A. and M.B.A. from Tel Aviv University.

Israel Frieder has served as our Non-Executive Co-Chairman since February 2008 and served as a co-chairman of our board from June 2007 until February 2008. Mr. Frieder served as the Company’s chairman of the board and chief executive officer from the Company’s inception until the completion of the Merger in June 2007. Since January 2005, Mr. Frieder has provided management consulting services to Teledata Networks NV, a Netherlands provider of wireline access products and next generation network solutions for telecom operators and service providers. From May 2001 to December 2004, Mr. Frieder served as the president and chief executive officer of Kardan Communications Ltd., an Israeli private investment company active in various fields including telecommunications and information technology. From 1999 to May 2001, Mr. Frieder served as corporate vice president of business development and strategic planning for ECI Telecom Ltd., an Israeli Nasdaq-listed provider of network and access solutions for digital telecommunications networks, and from 1996 to 1998 he served as president of ECI Telecom Inc./DNI (USA), a wholly owned subsidiary of ECI Telecom Ltd. From 1987 to 1996, Mr. Frieder served as president of Tadiran Telecommunications Ltd. Network Systems, a company that provides telecommunications solutions for operators and which was acquired by ECI Telecom. Mr. Frieder has served as a member of the board of directors of RiT Technologies Ltd., an Israeli Nasdaq-listed company that provides solutions for improved control, utilization and maintenance of computer networks, since January 2002. He has also served as a member of the board of directors of a number of private companies, including RRSat Ltd., an Israeli provider of end-to-end transmission and production services to the global satellite broadcasting industry, and Cellvine Ltd., an Israeli developer and marketer of cellular coverage and capacity solutions for the wireless telecommunications industry, and served as a member of the investment committee of Aviv Venture Capital, an Israeli venture capital firm. Mr. Frieder is a former winner of the Israel Defense Prize and the Israel Kaplan Prize. Mr. Frieder received a B.Sc. (Electrical Engineering) from the Technion Israel Institute of Technology in Haifa, Israel and an M.B.A. (with distinction) from the Hebrew University of Jerusalem in Israel.

Amit Haller has served as our chief executive officer and as a director since December 2007, and formerly served as our chief executive officer and president from the completion of the Merger in June 2007 until December 2007. Mr. Haller is a co-founder of IXI and served as its president and chief executive officer and a member of its board of directors from its inception in 2000 until the completion of the Merger. Mr. Haller has 17 years of experience in wireless technology and business development. Prior to founding IXI, Mr. Haller worked for one year at Texas Instruments, Inc., where he directed the Short Distance Wireless (Bluetooth) business unit. Until 1999, Mr. Haller served as chief executive officer of Butterfly VLSI Ltd., where he created the Short Distance Wireless (SDW) vision and developed the first complete SDW chipset (RF, Baseband and Software). Butterfly was acquired by Texas Instruments in 1999. Prior to joining Butterfly VLSI Ltd., Mr. Haller worked for four years in the Israel Defense Forces’ Research and Development Unit.

Amnon Shachar has served as our President since December 2007. Prior to joining our Company, from June 2005 to November 2007, Mr. Shachar served as Corporate Vice President, Global Resources of ECI Telecom. Mr. Shachar previously served as Senior Vice President and General Manager of Polycom Israel Ltd. from January 2000 to June 2005, and Vice President of a Scitex joint venture from 1998 to January 2000, which followed twenty-three years of service with the Israel Defense Forces, or IDF, where he attained the rank of Colonel. His military career included the position of Deputy Chief of the IDF’s leading technology unit. Mr. Shachar received a bachelor’s degree in electrical engineering from the Technion, and an executive M.B.A. from Tel Aviv University.

Lihi Segal has served as our executive vice president and chief financial officer since the completion of the Merger in June 2007. She also served as IXI’s vice president and chief financial officer from September 2005 through the completion of the Merger. Ms. Segal served as chief financial officer of RFWaves Ltd., a short-distance wireless semiconductor company, from 2002 to 2005. From 1999 to 2002, Ms. Segal served as vice president, corporate development and general counsel of several companies, including IXI, Envara and RFWaves. From 1997 to 1999, Ms. Segal was an attorney with Danziger, Klagsbald, Rosen & Co., Attorneys at Law, a law firm specializing in commercial and corporate law. Ms. Segal received an LLB from the Buchman Faculty of Law, Tel-Aviv University, and an MBA from the Joint Executive MBA Program at Recanati, Tel Aviv University and Kellogg, Northwestern University. Ms. Segal is the spouse of Mr. Barak, the executive co-chairman of our board.

Gadi Meroz has served as our vice president, corporate development and general counsel since June 2007. Mr. Meroz has been with IXI in various legal and financial positions since July 2001, most recently as executive vice president and general counsel since October 2005. Prior to joining IXI, Mr. Meroz was an attorney at Volovelsky, Dinstein, Sneh & Co., a law firm specializing in commercial and corporate law where Mr. Meroz focused on business and venture funding, representing public and private companies as well as venture investors. Mr. Meroz holds an LLB from the University of Leicester, United Kingdom School of Law, and holds an LL.M degree magna cum laude from Tel Aviv University in collaboration with Boalt Hall School of Law, University of California, Berkeley. In addition, Mr. Meroz holds an MBA degree from the University of Leicester, United Kingdom. Mr. Meroz is admitted to the Israeli Bar and is a member of the Law Society of England & Wales.

Yossi Sela has served as a member of our board of directors since the completion of the Merger in June 2007. Mr. Sela served as a member of IXI’s board of directors from 2000 until the completion of the Merger. Since 1998, Mr. Sela has been the managing partner of Gemini Israel Funds, Ltd., a venture capital fund that invests primarily in seed and early stage Israeli technology companies. In this capacity, Mr. Sela sits on the board of a number of Gemini Israel Funds portfolio companies, including Adimos Inc., Allot Communications, Ltd., and Saifun Semiconductors Ltd. Mr. Sela holds a B.Sc. in Electrical Engineering from the Technion —Israel Institute of Technology and an MBA from Tel Aviv University.

Shlomo Shalev has served as a member of our board of directors since June 2007. Mr. Shalev has served as senior vice president of Ampal-American Israel Corporation (NASDAQ: AMPL), a holding company invested in various public and private companies in the technology and real estate fields, since 1997. Prior to joining Ampal, from 1994 to 1997, Mr. Shalev served as Consul-Economic Affairs, United States Northwest Region for the State of Israel. Mr. Shalev holds a BA in economics from Ben Gurion University and an MBA from the University of San Francisco.

Shmuel M. Gitlin has served as a member of our board of directors since June 2007. Since March 2006, Mr. Gitlin has served as the chief financial officer of Rampal Cellular Stockmarket Ltd., an international trader of cellular phones and digital cameras. From 1996 to February 2006, Mr. Gitlin served as vice president of finance of ECI Telecom Ltd., a Nasdaq Global Market listed multinational company that develops, manufactures and sells telecommunication systems. Mr. Gitlin also served as Controller of ECI Telecom from 1984 to 1996. Mr. Gitlin received a BA from the Bar Ilan University in Israel. Mr. Gitlin is a Certified Public Accountant in Israel.

Matthew Hills has served as a member of our board of directors since June 2007. He has been with LLM Capital Partners since July 2007. From June 2005 to July 2006 he was a managing director of Quarry Hill Partners, a private equity firm providing growth capital to small and middle-market companies. From September 2005 to June 2006, he was a consultant to and managing director of Signature Capital, a special situations investor. From March 1996 to September 2005, he was the senior partner and co-founder of BG Affiliates, a private equity firm. He currently serves on the board of directors of K-Bro Linen Income Fund, Surebridge, and hedge funds managed by Basso Capital Management. He received a BA from Brandeis University and an MBA from Harvard Business School.

Corporate Governance

Our board of directors currently consists of seven directors. All directors are elected annually. Each director serves from the date of his or her election until the end of his term and until his or her successor is elected and qualified.

Board of Directors and Stockholder Meetings

From the consummation of the Merger on June 6, 2007 through December 31, 2007, the board of directors held 14 meetings and took action by unanimous written consent three times. During this time, all directors attended at least 75% of the aggregate of the total number of meetings of the board of directors and of the committees of which they were members. As a general matter, the board expects all directors to attend our annual meetings of stockholders.

Audit Committee

Mr. Shalev, Mr. Hill and Mr. Gitlin currently serve on the Audit Committee. Mr. Shalev is the chairman of our Audit Committee. The board of directors has determined that each member of the Audit Committee is independent within the meaning of the SEC’s director independence standards for Audit Committee members as determined by the Exchange Act. We require that all Audit Committee members possess the required level of financial literacy and that at least one member of the Audit Committee meets the current standard of financial expert as required under the rules of the SEC. The Board of Directors has determined that each of our Audit Committee members qualifies as an “audit committee financial expert” under the rules of the SEC.

From the consummation of the Merger on June 6, 2007 through December 31, 2007, the Audit Committee held three meetings and took action by unanimous written consent two times. The Audit Committee operates under a written charter adopted by the Board of Directors.

Pursuant to its charter, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of our independent auditors. In addition, the Audit Committee is responsible for approving the audit and non-audit services performed by the independent auditors, consulting with the independent auditors about the scope of the audit and reviewing with them the results of their examination and reviewing our financial control procedures and personnel. The Audit Committee also has established procedures for (a) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, and (b) the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

Compensation Committee

Mr. Sela and Mr. Shalev currently serve on the Compensation Committee. Mr. Sela is the chairman of our Compensation Committee. The board of directors has determined that each member of the Compensation Committee is independent within the meaning of the SEC’s independence standards. The Compensation Committee’s responsibilities include assisting the board in determining the compensation for our executive officers, including our chief executive officer, administering certain aspects of our stock option plans, and assisting the board in other matters as appropriate. The Compensation Committee held one meeting and took action by unanimous written consent once during 2007. The Compensation Committee operates under a written charter adopted by the Board of Directors in June 2007.

Nominating Committee

Mr. Sela and Mr. Shalev currently serve on Nominating Committee. Mr. Sela is the chairman of our Compensation Committee. The board of directors has determined that each member of the Compensation Committee is independent within the meaning of the SEC’s independence standards. The Nominating Committee is responsible for the evaluation and recommendation to the board of directors of candidates for election to the board of directors. The Nominating Committee may employ a variety of methods for identifying and evaluating nominees for director, and will consider candidates recommended by stockholders, when the nominations are brought to the board’s attention by stockholders. The Nominating Committee did not hold any meeting during the fiscal year ended December 31, 2007. The Nominating Committee operates under a written charter adopted by the Board of Directors.

Independence of Members of the Board of Directors

The board of directors has determined that each of the Company’s non-employee directors, Messrs. Sela, Shalev, Gitlin and Hills, is independent within the meaning of the Director independence standards of the SEC, including Rule 10A-3(b)(1) under the Exchange Act. Furthermore, the Board of Directors has determined that each member of each of the committees of the Board of Directors is independent within the meaning of the Director independence standards of the SEC, and that each member of the Audit Committee meets the heightened director independence standards for audit committee members of the SEC.

Code of Ethics

We adopted the Code of Ethics as our “code of ethics” as defined by the regulations promulgated under the Securities Act and the Exchange Act, which applies to all of the Company’s employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions. Violations of our Code of Ethics must be reported to the Audit Committee or to either of the co-chairmen of the board of directors. Our Code of Ethics is posted on our website (www.iximobile.com). We will promptly disclose any substantive changes in or waivers, along with the reasons for the waivers, of the Code of Ethics by posting such information on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons owning more than 10% of a registered class of our securities to file reports of ownership and changes of ownership with the SEC. Such persons are required by regulations of the SEC to furnish us with copies of all such filings. Based on our review of the filings received by us with respect to the fiscal year ended December 31, 2007, or representations from certain reporting persons that no other reports were required, we believe that all applicable filing requirements were complied with during the fiscal year ended December 31, 2007.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Our executive officers are primarily compensated in accordance with their employment agreements, all of which, other than for Mr. Shachar, were originally entered into by IXI Israel prior to consummation of the Merger. This Compensation Discussion and Analysis addresses principally future changes to executive compensation that we may approve either in accordance with such employment agreements or if we were to enter into new employment arrangements with such executive officers or future executive officers.

Throughout this Annual Report, the individuals who served as chief executive officer (“CEO”) and chief financial officer of IXI prior to the Merger on June 6, 2007 and thereafter as our CEO and chief financial officer, as well as the other individuals included in the Summary Compensation Table below, are referred to as the “named executive officers.”

Overview and Philosophy

In order to create an executive compensation program that will adequately reward our executives for their role in creating value for our security holders, we seek to provide total compensation packages that are competitive in terms of potential value to our executives, and that are tailored to our unique characteristics and needs within the mobile communications industry. We intend to be competitive with other similarly situated companies in our industry with which we are competing for executive talent. The compensation decisions regarding our executives are based on our need to attract individuals with the skills necessary for us to achieve our business plan, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above our expectations.

Our executive compensation has two primary components — base salary and stock-based awards. Our compensation committee will consider each of the components in determining the compensation package for each executive officer. Although our compensation committee will review total compensation, we do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. The determination of the appropriate level for each compensation component will be based in part, but not exclusively, on our view of internal equity and consistency, individual performance and other information deemed relevant and timely. We have not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation.

Compensation Committee

In connection with our Merger with IXI in June 2007, we established a Compensation Committee. The purpose of the compensation committee is to review and approve compensation paid to our officers and to administer our equity compensation plans, including making and modifying awards under such plans. In addition to the guidance provided by our Compensation Committee, we may utilize the services of third parties from time to time in connection with the hiring of and compensation awarded to executive officers. This may include subscriptions to executive compensation surveys and other databases.

Our compensation committee will be charged with performing an annual review of our executive officers’ cash compensation and equity holdings to determine whether the compensation provides adequate incentives and motivation to executive officers, and whether executive officers are adequately compensated relative to comparable officers in similar companies.

Benchmarking of Cash and Equity Compensation

We believe it is important when determining compensation packages to be informed of the current practices of similarly situated publicly held companies in the mobile communications industry so as to ensure that we are offering competitive compensation packages that will enable us to attract qualified candidates and retain our executive talent. We expect that the compensation committee will stay apprised of the cash and equity compensation practices of publicly held companies in the mobile communications industry through the review of such companies’ public reports and through other resources. We expect that any companies chosen for inclusion in any benchmarking group would have business characteristics comparable to our company, including revenues, financial growth metrics, stage of development, employee headcount and market capitalization. While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our business and objectives that may be unique to our company, we generally believe that gathering this information will be an important part of our compensation-related decision-making process.

Compensation Components

Base Salary.  We anticipate setting our executive base salaries based on job responsibilities and individual experience and also at levels comparable with those of executives in similar positions and with similar responsibilities at comparable companies. We will seek to maintain base salary amounts at or near the industry norms while avoiding paying amounts in excess of what we believe is necessary to motivate executives to meet corporate goals. It is anticipated base salaries will generally be reviewed annually, subject to the terms of employment agreements, and that the compensation committee and board will seek to adjust base salary amounts to realign such salaries with industry norms after taking into account individual responsibilities, performance and experience.

Equity Awards.  We also will use stock options and other stock-based awards to reward long-term performance. We believe that providing a meaningful portion of our executives’ total compensation package in stock options and other stock-based awards will align the incentives of our executives with the interests of our security holders and with our long-term success. The compensation committee and board will develop their equity award determinations based on their judgments as to whether the complete compensation packages provided to our executives, including prior equity awards, are sufficient to retain, motivate and adequately award the executives.

Other Compensation.  We have established and maintain various employee benefit plans, including medical, dental, life insurance and (for our US-based employees) 401(k) plans. These plans are available to all salaried employees and will not discriminate in favor of executive officers. We may extend other perquisites to our executives that are not available to our employees generally.

Compensation Prior to the Merger in June 2007

None of the executive officers of the Company prior to the Merger received any cash or non-cash compensation for services rendered to us during 2007.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis set forth above with our management. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and in our annual proxy statement on Schedule 14A.

Respectfully submitted on March 30, 2008, by the members of the Compensation Committee of the Board of Directors.

Yossi Sela
Shlomo Shalev

The report of the Compensation Committee shall not be deemed to be “ soliciting material,” shall not be deemed filed with the SEC, and shall not be deemed incorporated by reference into any other filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Employment Agreements

Israel Frieder

Until January 30, 2008, IXI R&D was party to a management services agreement with A.A. Pearl Investments Ltd. (“A.A. Pearl”). This agreement provided that A.A. Pearl would make Israel Frieder’s services as co-chairman of the board available to us commencing on June 6, 2007 and expiring on June 6, 2009. The agreement automatically renewed for additional terms of one year, unless terminated by either party by at least 90 days’ notice prior to a scheduled expiration date. Pursuant to a termination agreement, effective January 30, 2008, by and among IXI R&D, Mr. Frieder and A.A. Pearl, the management services agreement was terminated. As a result, Mr. Frieder will assume the title of Non-Executive Co-Chairman of the Board of Directors of IXI.

The termination agreement provides that for the twelve months ended January 30, 2009, we shall pay an aggregate monthly fee of $17,500 per month plus applicable value added tax or an aggregate of $210,000 plus applicable value added tax, which fee is the same as the monthly management fee payable under the management services agreement.

A.A. Pearl is also entitled to reimbursement for all necessary and actual expenses incurred or paid by it or Mr. Frieder in the performance of Mr. Frieder’s duties. All other benefits and compensation payable under the management services agreement have been terminated. At A.A. Pearl’s option, we will provide A.A. Pearl with an automobile for Mr. Frieder’s use and pay the expenses associated therewith subject to an agreed decrease the monthly payments due A.A. Pearl. So long as A.A. Pearl is provided with an automobile for Mr. Frieder’s use, A.A. Pearl will not be entitled to reimbursement of daily travel expenses or similar costs. Mr. Frieder will also be entitled to participate in bonus arrangements and equity compensation grants from time to time based on the determination of our board or compensation committee.

The termination agreement contains provisions, identical to those in the management services agreement, relating to the protection of the confidentiality of proprietary information, assignment of inventions and restrictions on the ability of A.A. Pearl and Mr. Frieder to compete and solicit employees and customers for six months following expiration or termination of the agreement.

Gideon Barak

Pursuant to Mr. Barak’s employment agreement, as amended, he serves as our executive co-chairman of the board, as well as chairman of IXI and IXI R&D (collectively, the “Group”) commencing as of the consummation of the Merger on June 6, 2007 and continuing until the agreement may be terminated by either party on 90 days’ prior notice to the other party. The agreement will also terminate upon a termination for cause by IXI or if terminated by Mr. Barak for justifiable reason (as such terms are defined in the agreement).

Mr. Barak’s agreement provides for an annual salary of $210,000, which includes all expenses related to the Managers’ Insurance, advanced study fund, vacation days, sick leave, recreation pay, car deduction and its attributed income, payments made by IXI R&D as required by the Israeli social security system and any mandatory deductions under applicable law. He is also entitled to reimbursement for all necessary and actual business expenses incurred or paid by him in the performance of his duties in accordance with our policies, as amended from time to time.

On June 6, 2007, immediately prior to the Merger, Mr. Barak was granted shares of IXI’s common stock, which shares immediately converted into 216,000 shares of our common stock in connection with the Merger. Additionally, Mr. Barak was granted the right to receive options to purchase up to 750,000 shares of our common stock, exercisable at $5.00 per share. The options will vest based on the Group attaining the following targets:

•
If the Group’s net income equals or exceeds $15,000,000 for the calendar year ending December 31, 2007, options will vest to purchase up to 150,000 shares of common stock in proportion to the amount by which the Group’s net income exceeds $15,000,000, up to a maximum of $25,000,000 (the “2007 Net Income Additional Options”), and to the extent that options to purchase less than 150,000 shares of common stock vest, the options representing the difference between the options vested and options to purchase up to 150,000 shares of common stock will expire ten years after the options are granted. The Group’s net income for 2007 was less than $15,000,000; therefore, the option to purchase 150,000 shares of common stock has already expired.

•
If the Group’s net income equals or exceeds $20,000,000 for the calendar year ending December 31, 2008, options will vest to purchase up to 150,000 shares of common stock in proportion to the amount by which the Group’s net income exceeds $20,000,000 up to a maximum of $45,000,000 (the “2008 Net Income Additional Options”), and to the extent that options to purchase less than 150,000 shares of common stock vest, the options representing the difference between the options vested and options to purchase up to 150,000 shares of common stock will expire.

•
If our common stock trades, for any 20 trading days out of any 30 consecutive trading days at any time during the period commencing on June 6, 2007 and ending on June 5, 2011, at an amount equal to or exceeding:

•	$8.50 per share (“First Share Price Trigger”), options to purchase 150,000 shares of common stock will vest (the “First Share Price Additional Options”);

•	$9.50 per share (“Second Share Price Trigger”), options to purchase 150,000 shares of common stock will vest (the “Second Share Price Additional Options”); and

•	$12.00 per share (“Third Share Price Trigger”), options to purchase 150,000 shares of common stock will vest (the “Third Share Price Additional Options”).

If we engage in a change of control transaction (as defined in the agreement) after June 6, 2007 and prior to June 5, 2011, in which the consideration paid to holders of our common stock exceeds $11.00 per share, then the 2007 Net Income Additional Options, the 2008 Net Income Additional Options, the First Share Price Additional Options and the Second Share Price Additional Options will vest, to the extent that such options have not already vested.

In addition, if the consideration paid to holders of our common stock in a change of control transaction equals or exceeds $12.00 per share, then the Third Share Price Additional Options will vest, to the extent that such options have not already vested.

In addition, Mr. Barak is entitled to an “Annual Bonus” and “Target Bonuses.” The Annual Bonus entitles Mr. Barak, commencing with the 2006 calendar year, to a payment equal to 2% of that portion of the annual consolidated net profit of the Group that exceeds the amount of consolidated net income of the Group for the immediately preceding calendar year.

The Target Bonuses entitle Mr. Barak to the following payments:

•	A cash bonus (the “Share Price Bonus”) of $200,000 upon the achievement of the First Share Price Trigger prior to June 5, 2011.

•
If Mr. Barak becomes entitled to the Share Price Bonus, he will be eligible to receive additional cash bonuses of up to $800,000 (“Second Bonus”) in the following circumstances: (i) if we receive funds of not less than $45,000,000 upon the exercise of our warrants outstanding on February 28, 2006, he will be entitled to the full amount of $800,000; (ii) if our board of directors calls for the cashless exercise of the lower of (a) all outstanding warrants or (b) at least 69% of the number of warrants issued in our initial public offering, Mr. Barak shall be entitled to the full amount of $800,000; and (iii) if we receive proceeds from the exercise of the warrants of less than $45,000,000, then Mr. Barak shall be entitled to a bonus in the amount that bears the same proportion to $800,000 as the amount of such proceeds received by us bears to $45,000,000. In no event shall the bonuses payable to Mr. Barak that are described in this paragraph exceed $800,000.

•
Mr. Barak shall also be entitled to cash bonuses of $200,000 each for the achievement of each of the following: (i) the Second Share Price Trigger; and (ii) the Third Share Price Trigger, in each case prior June 5, 2011.

•
If the Group’s net income for calendar year 2007 exceeds $15,000,000, Mr. Barak shall be entitled to a cash bonus equal to $200,000 multiplied by the lesser of (a) one or (b) a fraction of which the numerator is the excess of the Group’s net income for such year over $15,000,000 and the denominator is $10,000,000.

•
If the Group’s net income for calendar year 2008 exceeds $20,000,000, Mr. Barak shall be entitled to a cash bonus equal to $200,000 multiplied by the lesser of (a) one or (b) a fraction of which the numerator is the excess of the Group’s net income for such year over $20,000,000 and the denominator is $25,000,000.

If Mr. Barak’s employment agreement is terminated by us for any reason other than termination for cause or is terminated by him for justifiable reason:

•	he will be entitled to receive his salary and benefits (including Target Bonuses and Annual Bonuses) for the twelve-month period following such termination (the “Severance Period”);

•	all additional options that are not vested will vest upon occurrence of the triggering events even if such triggering events occur after termination;

•
all options held by him to purchase shares of our common stock will become vested; and the exercise period of such options and all additional options shall be extended to the full term of such options, which shall be deemed to be 10 years if the plan governing any such option does not contain a provision in such regard or earlier upon a “change of control” event (as defined in the stock option plan);

•
if the Severance Period ends prior to the completion of any calendar year or prior to the publication of the financial statements of the Group for a given calendar year, he will be entitled to a proportionate share of all Target Bonuses and Annual Bonuses; and

•
if the First Share Price Trigger is achieved following the effective date of termination but before the fourth anniversary of the closing of the Merger, he shall be entitled to receive the Share Price Bonus and the Second Bonus, subject to fulfillment of the pre-conditions described above.

If Mr. Barak is terminated for cause or if Mr. Barak terminates his employment for a reason other than a justifiable reason, he shall be entitled only to the salary and benefits and the Annual Bonuses, Target Bonuses, Share Price Bonus, Second Bonus and Additional Options (subject to vesting events and conditions precedent) that would have been due to him in the three-month period following giving of the notice of termination. Options that vest prior to the expiration of such three-month period shall be exercisable no later than six months following such date or earlier upon a “change of control” event (as defined in the relevant stock option plan).

Mr. Barak’s employment agreement also contains provisions relating to the protection of the confidentiality of proprietary information, assignment of inventions and restrictions on his ability to compete and solicit employees and customers until six months following termination of his employment. Also, he may replace his employment agreement with a management service agreement at no additional cost to the Group.

Amit Haller

Pursuant to Mr. Haller’s employment agreement, as amended, he serves as the chief executive officer of the Company and IXI. The agreement may be terminated by either party on 90 days’ prior notice to the other party. The agreement may also be terminated by either party for “just cause” (as defined in the agreement).

The agreement provides for an annual salary of $250,000, payable in equal monthly installments. Mr. Haller is eligible to participate in all of our benefit plans. He is also entitled to reimbursement for all normal, usual and necessary expenses incurred or paid by him in the performance of his duties.

Upon the closing of the Merger, Mr. Haller was paid a one-time lump-sum bonus in the gross amount of $220,000.

On June 6, 2007, immediately prior to the Merger, Mr. Haller was granted 216,000 fully vested options with the exercise price of $6.06. Mr. Haller was granted the right to receive options to purchase up to 750,000 shares of our common stock, with the exercise price of $6.06. The options will vest in the same amounts and on the same terms as the options issued to Mr. Barak as described above.

Mr. Haller will also be entitled to an Annual Bonus and Target Bonuses including the Share Price Bonus and Second Bonus on the same terms and conditions as Mr. Barak, as described above.

If Mr. Haller’s employment agreement is terminated by us other than for just cause or is terminated by Mr. Haller for just cause (each as defined in the agreement), he will be entitled to the same severance benefits as are described above with respect to a termination of Mr. Barak’s employment other than a termination for cause or a termination by Mr. Barak for justifiable reason. Similarly, if Mr. Haller’s employment is terminated for just cause or by Mr. Haller other than for just cause, Mr. Haller will be entitled to the same severance benefits as are described above with respect to a termination for cause of Mr. Barak’s employment or a termination by Mr. Barak other than for justifiable reason.

Mr. Haller’s employment agreement also contains provisions relating to the protection of the confidentiality of proprietary information, assignment of inventions and restrictions on his ability to compete with us for six months following termination of his employment and on his ability to solicit employees and customers until one year following termination of his employment.

Amnon Shachar

Effective December 2, 2007, Amnon Shachar was appointed President of our Company. The employment agreement entitles Mr. Shachar to an annual base salary of $187,500 per year (based on the $/NIS exchange rate at December 31, 2007). The agreement is terminable by either party upon 180 days prior notice. The agreement also provides that Mr. Shachar has been granted the right to receive options to purchase 100,000 shares of our common stock at the stock price in effect on the date of grant, when such options are approved by our board of directors. As of the date of this Annual Report, such options have not yet been granted. Mr. Shachar’s employment agreement also provides that in the event of a change of control of IXI, if his employment is terminated by IXI or the surviving entity in the case of a merger (other than termination for cause), all unvested stock options granted to him shall immediately vest upon termination. The agreement also contains provisions relating to the protection of the confidentiality of proprietary information, assignment of inventions and restrictions on his ability to compete with us and solicit employees and customers for 18 months following termination of his employment.

Lihi Segal

Ms. Segal is employed by us pursuant to an employment agreement with IXI R&D entered in September 2005. The agreement may be terminated by either party on 90 days’ prior notice to the other party. The agreement may also be terminated immediately by IXI R&D for “justifiable cause” (as defined in the agreement). The agreement provides for an annual salary of $160,000 (based on the $/NIS exchange rate at December 31, 2007), payable in equal monthly installments, which includes additional compensation for overtime hours and reimbursement for travel expenses. Ms. Segal is eligible to participate in all of our benefit plans. Ms. Segal’s employment agreement also provides that in the event of a change of control of IXI, if her employment is terminated by IXI or the surviving entity in the case of a Merger (other than termination for cause), all unvested stock options granted to her shall immediately vest upon termination. The agreement also contains provisions relating to the protection of the confidentiality of proprietary information, assignment of inventions and restrictions on her ability to compete with us and solicit employees and customers for 18 months following termination of her employment.

Gadi Meroz

Mr. Meroz is employed by us pursuant to an amended and restated employment agreement with IXI R&D, dated June 5, 2007, as further amended on January 30, 2008. The agreement may be terminated by either party on 90 days’ prior notice to the other party. The agreement may also be terminated immediately by IXI R&D for “justifiable cause” (as defined in the agreement). Mr. Meroz’s annual salary is currently $140,000 (based on the $/NIS exchange rate at December 31, 2007), payable in equal monthly installments which includes additional compensation for overtime hours and reimbursement for travel expenses. Mr. Meroz is eligible to participate in all of our benefit plans. Mr. Meroz’s employment agreement also provides that in the event of a change of control of IXI, if his employment is terminated by IXI or the surviving entity in the case of a Merger (other than termination for cause), all unvested stock options granted to him shall immediately vest upon termination. The agreement also contains provisions relating to the protection of the confidentiality of proprietary information, assignment of inventions and restrictions on his ability to compete with us and solicit employees and customers for 18 months following termination of his employment.

Summary Compensation Table

The following table sets forth a summary for the fiscal years ended December 31, 2007, 2006 and 2005, respectively, of the cash and non-cash compensation awarded, paid or accrued by us to our named executive officers. The named executive officers are employees of our subsidiary, IXI Mobile (R&D) Ltd. As a result of the Merger, all of the directors and officers at the time resigned and appointed our current directors and officers in their stead. All currency amounts are expressed in U.S. dollars; compensation paid in NIS is calculated based on the average exchange rate in 2007.

Name and Title	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)(1)		Total ($)

Amit Haller	2007	$249,000	$220,000	-	$1,192,000	-	$19, 000		$1,680,000
CEO	2006	180,000	-	-	61,000	-	14,000		255,000
(Principal Executive Officer)	2005	150,000	-	-	11,000	-	12,000		173,000

Lihi Segal(2)	2007	$89,000	$24,000	-	$71,000	$6,000	$14,000		$204,000
Vice President, CFO	2006	115,000	-	-	15,000	6,000	18,000		154,000
(Principal Financial Officer)	2005	29,000	-	-	-	2,000	8,000		39,000

Gideon Barak	2007	$175,000	-	$1,309,000	$411,000	$5,000	$34,000	(3)	$1,934,000
Co-Chairman	2006	183,000	-	-	94,000	4,000	31,000		312,000
	2005	192,000	-	-	77,000	-	26,000		295,000

Israel Frieder(4)	2007	$121,000	-	-	-	-	-		$121,000
Co-Chairman	2006	-	-	-	-	-	-		-
	2005	-	-	-	-	-	-		-

Amnon Shachar(5)	2007	$14,000	-	-	-	$1,000	$2,000		$17,000
President	2006	-	-	-	-	-	-		-
	2005	-	-	-	-	-	-		-

Gadi Meroz	2007	$104,000	-	-	$43,000	$5,000	$31,000	(6)	$183,000
VP Corporate Development,	2006	100,000	-	-	10,000	5,000	31,000		146,000
General Counsel	2005	87,000	-	-	1,000	5,000	25,000		118,000

(1)	Includes car leasing, payment for severance fund and mobile telephone expenses.
(2)	Salary paid for nine months and four months in 2007 and 2005, respectively.
(3)	Consists of $16,000 for car leasing costs, $14,000 for payment of severance and an education fund, and $4,000 for mobile telephone expenses.
(4)	Israel Frieder became co-chairman of the board on June 6, 2007.
(5)	Salary paid from December 2, 2007 when Mr. Shachar became employed by IXI as President.
(6)	Consists of $10,000 for car leasing costs, and $21,000 for payment of severance and an education fund.

Grants of Plan-Based Awards

The following table sets forth information with respect to the named executive officers concerning equity awards assumed by us in connection with the Merger or otherwise granted by us during the year ended December 31, 2007. None of our executive officers prior to the Merger received any equity awards during the year ended December 31, 2007. For more information regarding the equity awards to Mr. Barak and Mr. Haller, please see “Employment Agreements.”

		Estimated Future Payments Under Non-Equity Incentive Plan Awards		Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Target ($)	Maximum ($)	Target ($)	Maximum ($)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Amit Haller	6/5/07	(1)	200,000
		(2)	200,000
		(3)	200,000
		(4)	800,000
	6/5/07(6)	(5)	200,000
	6/5/07(6)			(7)	1,575,000	6.06	4.16
	6/5/07(9)			(5)	53,000	6.06	0.35
	11/17/05(8)				122,000	1.68	1.17

Lihi Segal	10/9/07(8)				77,000	4.25	2.94
	6/5/07(8)				26,000	6.06	4.09
	11/28/05(8)				21,000	0.32	1.42

Gideon Barak	6/5/07	(1)	200,000
		(2)	200,000
		(3)	200,000
		(4)	800,000
	6/5/07	(5)	200,000
	6/5/07(6)			(7)	1,700,000	5	4.49
	6/5/07(9)			(5)	62,000	5	0.35
	11/17/05(8)				68,000	0.32	1.42

Gadi Meroz	12/1/05(8)				13,000	0.32	1.42
	6/5/07(8)				16,000	6.06	4.09
	10/9/07(8)				51,000	4.25	2.94

(1)	Market value of $8.50 per share for 20 trading days within four years from 6/6/07.
(2)	Market value of $9.50 per share for 20 trading days within four years from 6/6/07.
(3)	Market value of $12.00 per share for 20 trading days within four years from 6/6/07.
(4)	Market value of $8.50 per share for 20 trading days within four years from 6/6/07 and exercise of warrants under different conditions.
(5)	$25.0 million to $40.0 million in net profit in 2008.
(6)	A right to receive 150,000 options upon reaching the market value of $8.50, $9.50 and $12.00 per share.
(7)	Market value of $8.50, $9.50, $12.00 per share for 20 trading days within four years from 6/6/07.
(8)	Options granted under employee stock option plans. The amounts are based on stock base compensation expenses.
(9)	A right to receive 150,000 options upon reaching $25.0 million-$40.0 million net profit in 2008.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes stock option awards held by our named executive officers at December 31, 2007.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Amit Haller	99,000	91,000			$1.68	11/15/2015
	216,000				$6.06	6/02/2017
			450,000	(1)	$6.06	10 years after the date the options will become exercisable
			150,000		$6.06	10 years after the date the options will become exercisable

Lihi Segal	20,000	16,000			$0.32	9/18/2015
	6,000	12,000			$6.06	7/29/2016
		30,000			$4.25	10/09/2017

Gideon Barak	99,000	91,000			$0.32	11/15/2015
			450,000	(1)	$5.00	10 years after the date the options will become exercisable
			150,000		$5.00	10 years after the date the options will become exercisable

Gadi Meroz	40				$15.53	3/29/2012
	65				$15.53	7/22/2011
	125	125			$15.53	2/26/2013
	245	15			$15.53	2/27/2014
	4,000	7,000			$6.06	7/29/2016
	14,000	10,000			$0.32	7/30/2015
		20,000			$4.25	10/6/2017

(1)	Contains three tranches of 150,000 options each, which will be earned upon reaching the market value of $8.50, $9.50 and $12.00 per share, respectively.

Option Exercises and Stock Vested

The following table provides information about vested stock awards to our Named Executive Officers during the year ended December 31, 2007 (no options were exercised in 2007):

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Amit Haller
Lihi Segal
Gideon Barak			216,000	$1,308,960
Israel Frieder
Amnon Shachar
Gadi Meroz

Pension Benefits

We do not maintain any defined pension or benefit plans for our employees.  For our Israeli executive officers and directors, as well as our other Israeli employees, we contribute to certain funds maintained by the Israeli government amounts equaling a total of approximately 15% of their gross salaries for certain pension and other savings plans.  We also maintain a 401K plan for our US employees.

Potential Payments Upon Termination or Change-in-Control

The following table sets forth the potential payments on the terms described above under the employment agreements upon termination (i) by us without cause, just cause or justifiable cause, as applicable, (ii) by the executive officer for good reason or justifiable cause or (iii) upon a change of control:

Name	Cash Severance	Vesting of Options	Health and Welfare payments(1)	Total
Amit Haller(2)	$250,000	$120,000		370,000
Lihi Segal		$124,000	$29,000	$153,000
Gideon Barak(3)	$210,000	$70,000	$17,000	$297,000
Israel Frieder	$210,000			210,000
Amnon Shachar			$1,000	$1,000
Gadi Meroz		$80,000	$67,000	$147,000

(1)	The amount must be provided by Israeli severance law. The calculation is based on the last monthly salary of the Israeli employee multiplied by number of employment years.
(2)	For additional information regarding arrangements upon termination please see “Employment Agreements - Amit Haller.”
(3)	For additional information regarding arrangements upon termination please see “Employment Agreements - Gideon Barak.”

Director Compensation

On October 2, 2007 the compensation committee of the board of directors adopted a compensation program for non-employee directors. The program provides that each non-employee director will receive an annual fee of $12,000 and a fee of $1,000 for each “substantive” board or committee meeting in which such director participates, as determined by the director serving as chair with respect to each meeting. In addition, on that date each non-employee director received a 10-year option to purchase up to 10,000 shares of our common stock, vesting in 24 equal monthly installments commencing on the date of grant, with an exercise price equal to the fair market value of the common stock on the date of grant.

The follow table summarizes the compensation earned by our non-employee directors during the year ended December 31, 2007:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Yossi Sela	$21,000	$6,000	$27,000
Shlomo Shalev	$21,000	$6,000	$27,000
Shmuel M. Gitlin	$21,000	$6,000	$27,000
Matthew Hills	$21,000	$6,000	$27,000

Compensation Committee Interlocks and Insider Participation

During 2007, Mr. Sela and Mr. Shalev served as members of the Compensation Committee. No member of our compensation committee or any of our executive officers or any of its subsidiaries has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity. No compensation committee member is an officer or employee of the Company, or any of its subsidiaries, or was formerly an officer of the Company. None of our executive officers have served as members of a compensation committee or a board of directors of any other entity that has an executive officer serving on the compensation committee of our board of directors or as a member of our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2008 by:

•	each person known to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our current executive officers and directors; and

•	all of our executive officers and directors as a group.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock underlying options and warrants or issuable upon conversion of debt that are exercisable or convertible, as applicable, within 60 days of March 31, 2008 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, warrants or convertible debt, but are not treated as outstanding for computing the percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to the following table and subject to community property laws where applicable, the persons named in this table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

This table is based on 25,204,923 shares of our common stock outstanding as March 30, 2008.

Unless otherwise noted below, the address of each person listed on the table is c/o IXI Mobile, Inc., 1301 Shoreway Road, Suite 380, Belmont, CA 94002.

Beneficial Ownership

	Beneficial Ownership of Our Common Stock
Name and Address of Beneficial Owner	Number of Shares		Percent of Class
5% Stockholders
Gemini Funds (1)	4,382,504	(2)	16.8%
Landa Ventures (4)	3,847,268	(5)	14.8%
Benjamin Landa (3)	3,847,268	(5)	14.8%
Southpoint Funds (6)	9,367,443	(7)	32.1%

Directors and Named Executive Officers
Gideon Barak (8)	387,032	(9)	1.5%
Israel Frieder	735,000	(10)	2.9%
Shmuel M. Gitlin (11)	3,333	(19)	*
Amit Haller	393,759	(12)	1.5%
Matthew Hills (13)	8,333	(21)	*
Gadi Meroz (8)	26,970	(14)	*
Amnon Schacher	-		*
Lihi Segal (8)	30,588	(15)	*
Yossi Sela (1)	4,385,837	(17)	17.2%
Shlomo Shalev (16)	3,333	(20)	*
All directors and executive officers as a group (ten individuals)	5,974,186	(18)	23.0%

*	Less than 1%
(1)
Collectively represents shares held directly by Gemini Israel Funds Ltd. (“Gemini Israel Funds”), Gemini Partners Investors L.P. (“Gemini Partners”), Gemini Israel III Limited Partnership (“Gemini LP”), Gemini Israel III Overflow Fund Limited Partnership (“Gemini Overflow”), Gemini Capital Associate III Limited Partnership (“Gemini Associate”) and Gemini Israel III Parallel Fund Limited Partnership (“Gemini Parallel” and together with Gemini Israel Funds, Gemini Partners, Gemini LP, Gemini Overflow and Gemini Overflow, the “Gemini Entities”). Gemini Israel Funds is the general partner and/or controlling partner of each of the other Gemini Entities. The Gemini Entities have shared voting and dispositive control over the shares reported. The business address of each of the Gemini Entities is Gemini Israel Funds, 9 Hamenofim Street, Herzliya Pituach 46725 Israel. Yossi Sela, a director of IXI, is the managing partner of the Gemini Israel Funds, and may be deemed to be the beneficial owner of the shares beneficially owned by the Gemini Entities. Mr. Sela disclaims beneficial ownership of the shares beneficially owned by the Gemini Entities, except to the extent of his pecuniary interest therein.

(2)
Includes 416,667 shares of common stock issuable upon exercise of warrants exercisable within 60 days of March 31, 2008. Also includes 477,942 shares of our common stock that may be issued to the Gemini Funds upon conversion of principal and accrued interest of debt held by, or upon assumption and conversion of debt or guaranteed by, the Gemini Entities. Does not include 2,600,614 of shares issuable to the Gemini Funds upon the Company achieving certain business related milestones.

(3)	Consists of 3,847,268 shares held by Landa Ventures. Benjamin Landa controls Landa Ventures and may be deemed to share voting and investment power with respect to all shares held by that entity.
(4)	The business address of Landa Ventures is 7 Menachem Begin Street, Ramat Gan, Israel 52521. Landa Ventures is controlled by Benjamin Landa.
(5)
Includes 826,667 shares of common stock issuable upon exercise of warrants exercisable within 60 days of March 31, 2008. Does not include 1,529,623 of shares issuable to Landa Ventures upon the Company achieving certain business related milestones.

(6)
Consist of Southpoint Capital Advisors LLC (“Southpoint CA LLC”), Southpoint GP, LLC (“Southpoint GP LLC”), Southpoint Capital Advisors LP, (“Southpoint Advisors”), Southpoint GP, LP, (“Southpoint GP”), Robert W. Butts and John S. Clark, II. Southpoint CA LLC is the general partner of Southpoint Advisors. Southpoint GP LLC is the general partner of Southpoint GP. Southpoint GP is the general partner of Southpoint Fund LP (the “Fund”), Southpoint Qualified Fund LP (the “Qualified Fund”), and Southpoint Master Fund, LP (the “Master Fund”). Southpoint Offshore Fund, Ltd. (the “Offshore Fund”), is also a general partner of the Master Fund. The business address of each of these entities is c/o Southpoint Capital Advisors LP, 623 Fifth Avenue, Suite 2503, New York, NY 10022. Southpoint CA LLC, Southpoint GP LLC, Southpoint GP, Southpoint Advisors, Robert W. Butts and John S. Clark II have the sole power to vote and dispose of the shares reported, and each may be deemed to beneficially own the shares reported.

(7)
Includes 2,640,000 shares of common stock issuable upon exercise of warrants exercisable within 60 days of March 31, 2008. Also includes 1,327,443 shares of our common stock that may be issued to Southpoint upon conversion of principal and accrued interest on such debt held by Southpoint.

(8)	The business address of this person is IXI Mobile (R&D) Ltd., P.O. Box 2543, 17 Hatidhar St., Ra’anana, 43665, Israel.
(9)
Includes 120,405 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2008. Does not include 69,954 shares of common stock issuable upon exercise of options not currently exercisable and that will not become exercisable within 60 days of March 31, 2008. Does not include 750,000 options subject to vesting upon the Company achieving certain business related milestones.

(10)	Includes 285,000 shares of common stock issuable upon exercise of warrants exercisable within 60 days of March 31, 2008.
(11)	The business address of Mr. Gitlin is 9 Harav Nissim, Ra’anana, Israel.
(12)
Includes 336,017 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2008. Does not include 69,729 shares of common stock issuable upon exercise of options not currently exercisable and that will not become exercisable within 60 days of March 31, 2008.

(13)	The business address of this person is 25 Hobart Road, Newton Centre, Massachusetts 02459.
(14)
Consists solely of 26,970 shares of common stock issuable upon exercise of currently exercisable options. Does not include 28,721 shares of common stock issuable upon exercise of options not currently exercisable and that will not become exercisable within 60 days of March 31, 2008.

(15)
Includes 29,542 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2008. Does not include 54,381 shares of common stock issuable upon exercise of options not currently exercisable and that will not become exercisable within 60 days of March 31, 2008.

(16)	The business address of this person is 8 Mohaliver Street, Rehovot, Israel.
(17)
Includes (i) 3,333 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2008 owned directly by Mr. Sela in his personal capacity and (ii) 4,366,379 shares of common stock, described above in footnote 2, beneficially owned by the Gemini Entities. Does not include 6,667 shares of common stock issuable upon exercise of options issued directly to Mr. Sela in his personal capacity which are not currently exercisable and that will not become exercisable within 60 days of March 31, 2008. Mr. Sela has shared voting and dispositive power over the shares held by the Gemini Entities. Mr. Sela disclaims beneficial ownership of shares beneficially owned by the Gemini Entities except to the extent of his pecuniary interest therein.

(18)
Includes 811,267 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2008. Does not include 249,453 shares of common stock issuable upon exercise of options not currently exercisable and that will not become exercisable within 60 days of March 31, 2008.

(19)
Consists solely of 3,333 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2008. Does not include 6,667 shares of common stock issuable upon exercise of options not currently exercisable and that will not become exercisable within 60 days of March 31, 2008.

(20)
Includes 3,333 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2008. Does not include 6,667 shares of common stock issuable upon exercise of options not currently exercisable and that will not become exercisable within 60 days of March 31, 2008.

(21)
Includes 3,333 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2008. Does not include 6,667 shares of common stock issuable upon exercise of options not currently exercisable and that will not become exercisable within 60 days of March 31, 2008.

Equity Compensation Plan Information

See Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Equity Plan Compensation Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Founder Shares

Prior to our initial public offering, we issued an aggregate of 750,000 shares of common stock to the individuals set forth below at a purchase price of approximately $0.033 per share. Subsequent to the issuance, our board of directors authorized a stock dividend of one share of common stock for each outstanding share of common stock, effectively lowering the purchase price to $0.0167 per share. The following share numbers have been adjusted to reflect this stock dividend:

Name	Number of Shares	Relationship to Us
Israel Frieder	450,000	Non-Executive Co-Chairman of the Board
Glen Shear	450,000	Former Chief Financial Officer, Secretary and Director
Dael Schnider	450,000	Former Executive Vice President and Director
Victor Halpert	150,000	Former Director

These shares are being held in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until July 2008 pursuant to an escrow agreement. These shares will not be transferable except to their spouses, children or trusts established for their benefit and will be released prior to July 2008 only if we liquidate or upon a subsequent transaction resulting in our security holders having the right to exchange their shares for cash or other securities.

Pursuant to a registration rights agreement dated July 19, 2005, the holders of these shares are entitled to make up to two demands that we register these shares. The holders of the majority of these shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are released from escrow. In addition, these security holders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Loans and Guarantees by IXI Security Holders

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for descriptions of loans by security holders to us, IXI and/or IXI Israel as well as guarantees of certain indebtedness by security holders.

Debts of Employees to IXI

Prior to our Merger with IXI, Mr. Haller had executed a note to IXI in the sum of $110,392. The note was dated July 15, 2003 and bore interest at the rate of 2.75% per annum. Mr. Haller repaid this note in June 2007.

Future Transactions

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction.

Director Independence

See Part III, Item 10, “Directors, Executive Officers and Corporate Governance — Independence of Members of the Board of Directors.”

Item 14. Principal Accounting Fees and Services

Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, or Kost, has been our independent registered accounting firm since our incorporation. The Audit Committee expects to retain Kost as our independent registered accounting firm for the fiscal year ending December 31, 2008.

The Audit Committee pre-approves and reviews the audit and non-audit services performed by Kost as well as the fees charged by Kost for such services. In its pre-approval and review of non-audit service fees, the Audit Committee considers, among other factors, the possible effect of the performance of such services on the auditors’ independence. To avoid potential conflicts of interest in maintaining auditor independence, the law prohibits a publicly traded company from obtaining certain non-audit services from its independent registered public accounting firm. In 2007 and 2006, we did not obtain any of these prohibited services from Kost. For additional information concerning the Audit Committee and its activities with Kost, see “Corporate Governance” and “Report of the Audit Committee.”

Fees Paid to Kost Forer Gabbay & Kasierer

The following table shows the aggregate fees for professional serviced rendered by Kost for the fiscal years ended December 31, 2007 and 2006. All figures are net of Value Added Tax and other similar taxes assessed by non-U.S. jurisdictions on the amount billed by Kost. All of the services described in the following fee table were approved in conformity with the Audit Committee’s pre-approval process.

	Year ended December 31,
	2007	2006
	(in thousands)
Audit Fees	$248	$220
Audit-Related Fees	41	2
Tax Fees	21	20
All Other Fees	176	25
Total	$486	$267

Audit Fees

Audit Fees consist of fees for the audit of our annual financial statements included in our Form 10-K and review of the interim financial statements included in our Form 10-Q quarterly reports. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees

Audit-Related Fees consist of fees for the assurance and related services provided by Kost that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under audit fees. The services for the fees disclosed under this category include Sarbanes-Oxley Act related expenses and review of registration statements.

Tax Fees

Tax Fees consist of fees for tax services, including tax compliance, tax advice, tax planning and tax preparation.

All Other Fees

This category consists of expenses related to our Merger.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1)	Financial Statements: See Index to Consolidated Financial Statements on page F-1.

(2)	Financial Statement Schedules: None

(3)	Exhibits: The exhibits listed in the accompanying Index are filed or incorporated by reference as part of this Form 10-K.

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit	Description

2.01
Agreement and Plan of Merger, dated as of February 28, 2006 by and among Israel Technology Acquisition Corp., IXI Mobile, Inc. and ITAC Acquisition Subsidiary Corp. (incorporated by reference to Exhibit 2.01 of Form S-4/A filed with the SEC on November 13, 2006)

3.01	Amended and Restated Certificate of Incorporation of Israel Technology Acquisition Corp. (incorporated by reference to Exhibit 3.01.01 to Form S-4 filed with the SEC on July 28, 2006)
3.02	Amended and Restated Bylaws of the Corporation, effective as of October 31, 2007 (incorporated by reference to Exhibit 3.01 to Form 8-K filed with the SEC on October 31, 2007)
4.01	Specimen Unit Certificate (incorporated by reference to Exhibit 4.01 to Form 8-K filed with the SEC on June 12, 2007)
4.02	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.02 to Form 8-K filed with the SEC on June 12, 2007)
4.03	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.03 to Form 8-K filed with the SEC on June 12, 2007)
4.04	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.05 to Form S-1 filed with the SEC on March 15, 2005)
4.05
Warrant Clarification Agreement, dated September 14, 2006, between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.01 to Form 8-K filed with the SEC on September 15, 2006)

4.06
Amendment to Unit Purchase Options, dated September 14, 2006, between the Registrant and the holders of Unit Purchase Options (incorporated by reference herein to Exhibit 4.2 to Form 8-K filed with the SEC on September 15, 2006)

4.07	Form of Unit Purchase Option issued to EarlyBirdCapital, Inc. and its designees (incorporated by reference to Exhibit 4.04 to Form S-4/A filed with the SEC on November 13, 2006)
4.08
Warrant Clarification Agreement, dated November 13, 2006, between Continental Stock Transfer and Trust Company and Israel Technology Acquisition Corp. (incorporated by reference to Exhibit 4.06 to Form S-4/A filed with the SEC on November 13, 2006)

4.09	Form of Subscription Agreement (incorporated by reference to Exhibit 4.01 to Form 8-K filed with the SEC on October 29, 2007)
4.10	Form of Warrant issued in debt conversion and private placement (incorporated by reference to Exhibit 4.02 to Form 8-K filed with the SEC on October 29, 2007)
4.11	Form of Warrant issued to Tailor-Made Capital Ltd. (incorporated by reference to Exhibit 4.04 to Form 8-K filed with the SEC on November 15, 2007)
4.12	2000 Stock Incentive Plan (incorporated by reference to Exhibit 4.01 to Form S-8 filed with the SEC on November 21, 2007)
4.13	2000 Israeli Employee Stock Option Plan (incorporated by reference to Exhibit 4.02 to Form S-8 filed with the SEC on November 21, 2007)
4.14	2000 Second Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 4.03 to Form S-8 filed with the SEC on November 21, 2007)
4.15	2003 Israeli Stock Option Plan (incorporated by reference to Exhibit 4.04 to Form S-8 filed with the SEC on November 21, 2007)

Exhibit	Description
4.16	2007 Stock Plan (incorporated by reference to Exhibit 4.05 to Form S-8 filed with the SEC on November 21, 2007)
10.01	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Israel Frieder (incorporated by reference to Exhibit 10.01 to Form S-1 filed with the SEC on March 15, 2005)
10.02	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and the Glen Shear (incorporated by reference to Exhibit 10.02 to Form S-1 filed with the SEC on March 15, 2005)
10.03	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Dael Schnider (incorporated by reference to Exhibit 10.03 to Form S-1 filed with the SEC on March 15, 2005)
10.04	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Victor Halpert (incorporated by reference to Exhibit 10.04 to Form S-1 filed with the SEC on March 15, 2005)
10.05
Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.05 to Form S-1 filed with the SEC on March 15, 2005)

10.06
Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (incorporated by reference to Exhibit 10.06 to Form S-1 filed with the SEC on March 15, 2005)

10.07	Form of Letter Agreement between A.F. Services Ltd. and Registrant regarding administrative support (incorporated by reference to Exhibit 10.07 to Form S-1 filed with the SEC on March 15, 2005)
10.08
Form of Promissory Note, dated February 28, 2005, issued to each of Israel Frieder, Glen Shear, Dael Schnider and Victor Halpert (incorporated by reference to Exhibit 10.08 to Form S-1 filed with the SEC on March 15, 2005)

10.09	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders (incorporated by reference to Exhibit 10.09 to Form S-1 filed with the SEC on March 15, 2005)
10.10
Form of Warrant Purchase Agreements among each of Israel Frieder, Glen Shear, Dael Schnider and Victor Halpert and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 10.10 to Form S-1 filed with the SEC on March 15, 2005)

10.11
Merger Agreement dated February 28, 2006, among Israel Technology Acquisition Corp, IXI Mobile, Inc. and ITAC Acquisition Subsidiary Corp. (incorporated by reference to Exhibit 10.01 to Form 8-K filed with the SEC on March 1, 2006)

10.12	Form of Stockholder Lock-Up Agreement to be executed by certain stockholders of IXI Mobile, Inc. (incorporated by reference to Exhibit 10.02 to Form 8-K filed with the SEC on March 1, 2006)
10.13	Form of Executive Lock-Up Agreement to be executed by certain executive officers of IXI Mobile, Inc. (incorporated by reference to Exhibit 10.03 to Form 8-K filed with the SEC on March 1, 2006)
10.14	Form of Registration Rights Agreement to be executed by ITAC and certain stockholders of IXI (incorporated by reference to Exhibit 10.04 to Form 8-K filed with the SEC on March 1, 2006)
10.15	Personal Employment Agreement effective January 1, 2006, between IXI Mobile (R&D) Ltd. and Gideon Barak (incorporated by reference to Exhibit 10.05 to Form 8-K filed with the SEC on March 1, 2006)
10.16	Addendum to Employment Agreement between IXI Mobile (R&D) Ltd. and Gideon Barak dated February 28, 2006 (incorporated by reference to Exhibit 10.06 to Form 8-K filed with the SEC on March 1, 2006)
10.17
Employment Agreement effective March 1, 2001, between IXI Mobile, Inc. and Amit Haller, together with addenda thereto effective June 1, 2001 and January 1, 2006 (incorporated by reference to Exhibit 10.07 to Form 8-K filed with the SEC on March 1, 2006)

10.18	Addendum to Employment Agreement between IXI Mobile, Inc. and Amit Haller dated February 28, 2006 (incorporated by reference to Exhibit 10.08 to Form 8-K filed with the SEC on March 1, 2006)
10.19	Amendment dated April 4, 2006, between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.01 to Form 8-K filed with the SEC on April 4, 2006)
10.20
Loan Agreement dated June 19, 2006, by and among IXI Mobile (R&D) Ltd., IXI Mobile, Inc. and Southpoint Master Fund LP (incorporated by reference to Exhibit 10.01 to Form 8-K/A filed with the SEC on July 25, 2006)

10.21
Certification, executed June 20, 2006 and effective June 19, 2006, by Israel Technology Acquisition Corp. to Southpoint Master Fund LP (incorporated by reference to Exhibit 10.02 to Form 8-K filed with the SEC on June 26, 2006)

Exhibit	Description
10.22
Certification, executed June 20, 2006 and effective June 19, 2006 by Israel Technology Acquisition Corp. to Gemini Israel Funds, Landa Ventures Ltd. and the investors named therein (incorporated by reference to Exhibit 10.03 to Form 8-K filed with the SEC on June 26, 2006)

10.23
Letter Agreement, executed June 20, 2006 and effective June 19, 2006 by and among IXI Mobile, Inc, IXI Mobile (R&D) Ltd. Gemini Israel Funds and Landa Ventures (incorporated by reference to Exhibit 10.04 to Form 8-K filed with the SEC on June 26, 2006)

10.24
First Amendment to the Loan Agreement, dated as of June 26, 2006, by and among IXI Mobile (R&D) Ltd., IXI Mobile, Inc. and Southpoint Master Fund LP (incorporated by reference to Exhibit 10.05 to Form 8-K filed with the SEC on June 26, 2006)

10.25
Amendment to Addendum to Employment Agreement, dated July 23, 2006, between IXI Mobile, Inc. and Amit Haller (incorporated by reference to Exhibit 10.17 to Form S-4 filed with the SEC on July 28, 2006)

10.26
Escrow Agreement, dated July 20, 2006, between Israel Technology Acquisition Corp, Continental Stock Transfer & Trust Company and IXI Shareholder Representative (incorporated by reference to Exhibit 10.19 to Form S-4 filed with the SEC on July 28, 2006)

10.27
Management Services Agreement, dated April 11, 2006, between Israel Technology Acquisition Corp. and A.A. Pearl Investments Ltd. (incorporated by reference to Exhibit 10.20 to Form S-4 filed with the SEC on July 28, 2006)

10.28	Advisory Agreement, dated November 15, 2005, between IXI Mobile, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.21 to Form S-4 filed with the SEC on July 28, 2006)
10.29	Finder Agreement, dated November 6, 2005, between ITAC and Itzhak Wulkan Ventures Ltd. (incorporated by reference to Exhibit 10.22 to Form S-4 filed with the SEC on July 28, 2006)
10.30
Letter Agreement, dated July 26, 2006, between Israel Technology Acquisition Corp., IXI Mobile, Inc., EarlyBirdCapital, Inc. and Maxim Group LLC (incorporated by reference to Exhibit 10.27 to Form S-4/A filed with the SEC on September 29, 2006)

10.31
Second Amendment to Loan Agreement dated December 5, 2006, by and among IXI Mobile (R&D) Ltd., IXI Mobile, Inc. and Southpoint Master Fund LP (incorporated by reference to Exhibit 10.01 to Form 8-K filed with the SEC on December 11, 2006)

10.32
Certification dated December 7, 2006, by Israel Technology Acquisition Corp. to Southpoint Master Fund LP (incorporated by reference to Exhibit 10.02 to Form 8-K filed with the SEC on December 11, 2006)

10.33
First Amendment to Agreement and Plan of Merger, dated as of December 8, 2006, by and among Israel Technology Acquisition Corp., ITAC Acquisition Subsidiary Corp. and IXI Mobile, Inc. (incorporated by reference to Exhibit 10.01 to Form 8-K/A filed with the SEC on December 12, 2006)

10.34
First Amendment to Letter Agreement, executed December 21, 2006, by and among IXI Mobile, Inc, IXI Mobile (R&D) Ltd. Gemini Israel Funds and Landa Ventures (incorporated by reference to Exhibit 10.01 to Form 8-K filed with the SEC on December 26, 2006)

10.35
Certification dated December 21, 2006, by Israel Technology Acquisition Corp. to Gemini Israel Funds and Landa Ventures (incorporated by reference to Exhibit 10.02 to Form 8-K filed with the SEC on December 26, 2006)

10.36
Second Amendment to Agreement and Plan of Merger, dated as of December 8, 2006, by and among Israel Technology Acquisition Corp., ITAC Acquisition Subsidiary Corp. and IXI Mobile, Inc. (incorporated by reference to Exhibit 10.01 to Form 8-K/A filed with the SEC on January 5, 2007)

10.37
Personal Employment Agreement, dated September 20, 2005, by and between IXI Mobile (R&D) Ltd. and Lihi Segal (incorporated by reference to Exhibit 10.11 to Form 8-K filed with the SEC on June 12, 2007)

10.38
Form of Amended and Restated Personal Employment Agreement by and between IXI Mobile (R&D) Ltd. and Gadi Meroz (incorporated by reference to Exhibit 10.12 to Form 8-K filed with the SEC on June 12, 2007)

10.39**	Cooperation Agreement (incorporated by reference to Exhibit 10.15 to Form 8-K/A filed with the SEC on July 30, 2007)
10.40**	Frame Agreement (incorporated by reference to Exhibit 10.16 to Form 8-K/A filed with the SEC on July 30, 2007)
10.41**	Commercial Agreement (incorporated by reference to Exhibit 10.17 to Form 8-K/A filed with the SEC on July 30, 2007)

Exhibit	Description
10.42**	Amendment No. 1 to Cooperation Agreement (incorporated by reference to Exhibit 10.18 to Form 8-K/A filed with the SEC on July 30, 2007)
10.43**	Amendment No. 2 to Cooperation Agreement (incorporated by reference to Exhibit 10.19 to Form 8-K/A filed with the SEC on July 30, 2007)
10.44 **	Addendum No. 3 to Cooperation Agreement (incorporated by reference to Exhibit 10.20 to Form 8-K/A filed with the SEC on July 30, 2007)
10.45**	Amendment No. 4 to Cooperation Agreement (incorporated by reference to Exhibit 10.21 to Form 8-K/A filed with the SEC on July 30, 2007)
10.46**	Amendment No. 6 to Coopration Agreement (incorporated by reference to Exhibit 10.22 to Form 8-K/A filed with the SEC on July 30, 2007)
10.47**	Letter of Intent (incorporated by reference to Exhibit 10.23 to Form 8-K/A filed with the SEC on July 30, 2007)
10.48**	Mobile Services Reseller Agreement (incorporated by reference to Exhibit 10.24 to Form 8-K/A filed with the SEC on July 30, 2007)
10.49**	First Amendment to Mobile Services Reseller Agreement (incorporated by reference to Exhibit 10.25 to Form 8-K/A filed with the SEC on July 30, 2007)
10.50**	Mobile Developer Program Agreement (incorporated by reference to Exhibit 10.26 to Form 8-K/A filed with the SEC on July 30, 2007)
10.51**	Service Level Agreement (incorporated by reference to Exhibit 10.27 to Form 8-K/A filed with the SEC on July 30, 2007)
10.52**	Software License Agreement (incorporated by reference to Exhibit 10.28 to Form 8-K/A filed with the SEC on July 30, 2007)
10.53 **	Gateway ASP Reseller License Agreement (incorporated by reference to Exhibit 10.29 to Form 8-K/A filed with the SEC on July 30, 2007)
10.54**	Hosted Services Agreement (incorporated by reference to Exhibit 10.30 to Form 8-K/A filed with the SEC on July 30, 2007)
10.55	Letter Agreement for Conversion of Debt for Gemini Funds and Landa Ventures, dated October 25, 2007 (incorporated by reference to Exhibit 10.01 to Form 8-K filed with the SEC on October 29, 2007)
10.56	Letter Agreement for Conversion of Debt for Southpoint Master Fund, dated October 25, 2007 (incorporated by reference to Exhibit 10.02 to Form 8-K filed with the SEC on October 29, 2007)
10.57*	Letter Agreement for Conversion of Debt, dated November 14, 2007
10.58*	Stock Purchase Agreement with Tailor-Made Capital Ltd.
10.59	Registration Rights Agreement with Tailor-Made Capital Ltd. (incorporated by reference to Exhibit 10.03 to Form 8-K filed with the SEC on November 15, 2007)
10.60	Amendment to employment agreement for Lihi Segal (incorporated by reference to Exhibit 10.02 to Form 8-K filed with the SEC on November 19, 2007)
10.61	Amendment to employment agreement for Gadi Meroz (incorporated by reference to Exhibit 10.01 to Form 8-K filed with the SEC on November 19, 2007)
10.62	Employment Agreement among the Company and Amnon Shachar (incorporated by reference to Exhibit 99.01 to Form 8-K filed with the SEC on December 3, 2007)
10.63*	Letter Agreement, dated March 28, 2007, between IXI Mobile, Inc., IXI Mobile (R&D) Ltd and Southpoint Master Fund, LP
10.64*	Letter Agreement, dated March 28, 2007, between IXI Mobile, Inc., Gemini Israel Funds and Landa Ventures Ltd
10.65
Third Amendment, dated March 28, 2008, by and among IXI Mobile (R&D) Ltd., IXI Mobile, Inc. and Southpoint Master Fund L.P., to the Loan Agreement, dated June 19, 2006, as previously amended by the First Amendment thereto, dated June 26, 2006 and the Second Amendment thereto, dated December 5, 2006 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 31, 2008)

10.66
Second Amendment, dated March 28, 2008, by and among IXI Mobile, Inc, IXI Mobile (R&D) Ltd. and Gemini Israel Funds to the Letter Agreement, executed June 20, 2006 and effective June 19, 2006, as previously amended by the First Amendment thereto, dated December 26, 2006 (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on March 31, 2008)

10.67
First Amendment, dated March 28, 2008, by and among IXI Mobile (R&D) Ltd., IXI Mobile, Inc. and Southpoint Master Fund L.P. to the Loan Agreement, dated March 28, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on March 31, 2008)

Exhibit	Description
10.68
First Amendment, dated March 28, 2008, by and among IXI Mobile, Inc, IXI Mobile (R&D) Ltd. and Gemini Israel Funds to Letter Agreement, dated March 28, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K filed with the SEC on March 31, 2008)

21.01	List of Subsidiaries (incorporated by reference to Exhibit 21.01 to Form 8-K filed with the SEC on June 12, 2007)
23.1*	Consent of Kost, Forer, Gabbay and Kasierer, a member of Ernst & Young Global
31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a confidential treatment request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2008.

IXI MOBILE, INC.

By:	/s/ Amit Haller
Amit Haller
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dated indicated.

Name	Title	Date

/s/ Amit Haller	Chief Executive Officer and Director	March 31, 2008
Amit Haller	(Principal Executive Officer)

/s/ Lihi Segal	Executive Vice President and Chief Financial Officer
Lihi Segal	(Principal Accounting and Financial Officer)	March 31, 2008

/s/ Israel Frieder
Israel Frieder	Co-Chairman of the Board
March 31, 2008
/s/ Gideon Barak
Gideon Barak	Co-Chairman of the Board
March 31, 2008
/s/ Yossi Sela
Yossi Sela	Director
March 31, 2008
/s/ Shlomo Shalev
Shlomo Shalev	Director	March 31, 2008

/s/ Shmuel M. Gitlin
Shmuel M. Gitlin	Director	March 31, 2008

/s/ Matthew Hills
Matthew Hills	Director	March 31, 2008

IXI MOBILE, INC.INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

IXI MOBILE INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION COMPANY (“ITAC”)) AND
ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007

U.S. DOLLARS IN THOUSANDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

IXI MOBILE INC. (FORMERLY ISRAEL TECHNOLOGY ACQUISITION COMPANY ("ITAC"))

We have audited the accompanying consolidated balance sheets of IXI Mobile Inc. (formerly Israel Technology Acquisition Company ("ITAC" or "the Company")) and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1e, the Company has incurred recurring operating losses and negative cash flows from operating activities. These conditions, among other matters described in Note 1e, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1e. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 2w to the consolidated financial statements, in 2006, the Company adopted Statement of Financial Accounting Standards Board No. 123 (revised 2004), “Share-Based Payment”. Also, as discussed in note 2r and note 13 to the consolidated financial statements, in 2007, the Company adopted Interpretation No.48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”.

/s/ Kost Forer Gabbay & Kasierer
Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 31, 2008	A Member of Ernst & Young Global

IXI MOBILE INC.
(formerly: ISRAEL TECHNOLOGY ACQUISITION COMPANY ("ITAC"))
AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,278	$2,729
Restricted cash	183	269
Trade receivables, net	3,019	3,286
Other receivables and prepaid expenses	1,364	682
Vendor advance payments	4,081	3,947
Inventories, net (of which $7,806 and $9,946 delivered to customers but not yet recognized as revenues as of December 31, 2007 and 2006, respectively)	14,239	13,473

Total current assets	40,164	24,386

LONG-TERM ASSETS:
Severance pay fund	917	596
Long-term prepaid expenses	39	93
Property and equipment, net	487	429
Deferred debt costs	348	1,411
Deferred Merger costs	-	876
Other assets, net	-	62

Total long-term assets	1,791	3,467

Total assets	$41,955	$27,853

The accompanying notes are an integral part of the consolidated financial statements.

IXI MOBILE INC.
(formerly: ISRAEL TECHNOLOGY ACQUISITION COMPANY ("ITAC"))
AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Current maturities of long-term convertible loan from shareholders	$4,492	$-
Current maturities of long-term loans from shareholders	2,000	-
Short-term bank credit	1,942	6,767
Trade payables	2,095	3,159
Employees and payroll accruals	1,488	1,016
Deferred revenues	10,149	13,035
Other payables and accrued expenses	6,401	3,446
Liabilities of discontinued operations	2,523	2,431

Total current liabilities	31,090	29,854

LONG-TERM LIABILITIES:
Long-term loans from shareholders, net of current maturities	2,000	-
Long-term convertible loan from shareholders	-	4,160
Other long term liabilities	286	-
Accrued severance pay	1,138	721

Total long-term liabilities	3,424	4,881

COMMITMENTS AND CONTINGENT LIABILITIES

CONVERTIBLE LOAN	-	15,840

STOCKHOLDERS' EQUITY (DEFICIENCY) ****):
Stock capital -
Common stock of $0.0001 par value: Authorized: 60,000,000 and 7,570,862 shares at December 31, 2007 and 2006, respectively; Issued and outstanding: 20,787,955 and 687,992 shares at December 31, 2007 and 2006, respectively	2	*) -
Series A Convertible Preferred Stock of $0.01 par value: Authorized: 0 and 90,645 shares at December 31, 2007 and 2006, respectively; Issued and outstanding: 0 and 77,718 shares at December 31, 2007 and 2006, respectively	-	*) -
Series B Convertible Preferred Stock of $0.01 par value: Authorized: 0 and 247,952 shares at December 31, 2007 and 2006, respectively; Issued and outstanding: 0 and 67,861 shares at December 31, 2007 and 2006, respectively	-	*) -
Series C Convertible Preferred Stock of $0.01 par value: Authorized: 0 and 479,627 shares at December 31, 2007 and 2006, respectively; Issued and outstanding: 0 and 222,426 shares at December 31, 2007 and 2006, respectively	-	*) -
Series D Convertible Preferred Stock of $0.01 par value: Authorized: 0 and 5,500,463 shares at December 31, 2007 and 2006, respectively; Issued and outstanding: 0 and 5,104,902 shares at December 31, 2007 and 2006, respectively	-	*) -
Receipt on account of stock ***)	15,840	-
Additional paid-in capital **)	151,750	68,715
Notes receivable	-	(110)
Accumulated deficit	(160,151)	(91,327)

Total stockholders' equity (deficiency)	7,441	(22,722)

Total liabilities and stockholders' equity (deficiency)	$41,955	$27,853
*)	Represents an amount lower than $1.
**)	Net of deferred stock compensation.
***)
Including 4,400,000 shares of Common stock that the Company was contractually obligated to issue on account of long-term convertible loan from stockholders converted on October 25, 2007, that were issued on February 22, 2008 (See also Note 17b)

****)
Upon the Merger, the shares of IXI stock were canceled and exchanged into the Company's shares at a ratio of 1:0.15. All share information included in this report has been retroactively adjusted to reflect this exchange.

The accompanying notes are an integral part of the consolidated financial statements.

IXI MOBILE INC.
(formerly: ISRAEL TECHNOLOGY ACQUISITION COMPANY ("ITAC"))
AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except share and per share data

	Year ended December 31,
	2007	2006	2005
Revenues
Products sales	$13,471	$11,842	$7,793
Services	2,769	1,087	174

Total Revenues	16,240	12,929	7,967

Cost of revenues:
Products sales	15,840	11,885	9,243
Services	2,724	4,351	386

Total Cost of revenues	18,564	16,236	9,629

Gross loss	(2,324)	(3,307)	(1,662)
Operating expenses:
Research and development	15,890	6,897	4,271
Selling and marketing	8,730	7,928	3,323
General and administrative	7,729	3,038	1,449

Total operating expenses	32,349	17,863	9,043

Gain from terminating agreement with CW	-	-	11,695

Operating income (loss)	(34,673)	(21,170)	990
Financial expenses, net	(33,808)	(2,530)	(1,334)
Other income	-	13	-

Loss from continuing operations	(68,481)	(23,687)	(344)
Income (loss) from discontinued operations	(109)	1,035	(11,630)

Net loss	$(68,590)	$(22,652)	$(11,974)

Basic and diluted net earnings (loss) per share of Common stock:
From continuing operations	$(6.42)	$(38.55)	$(6.65)
From discontinued operations	$(0.01)	$1.51	$(39.47)
Basic and diluted net loss per share	$(6.43)	$(37.04)	$(46.12)

Weighted average number of shares of Common stock used in computing basic and diluted net earnings (loss) per share of Common stock	10,812,986	684,890	294,626

The accompanying notes are an integral part of the consolidated financial statements.

IXI MOBILE INC.
(formerly: ISRAEL TECHNOLOGY ACQUISITION COMPANY ("ITAC"))
AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands, except share data

	Common stock			Series A Convertible Preferred stock			Series B Convertible Preferred stock			Series C Convertible Preferred stock			Series D Convertible Preferred stock			Receipts on account of	Additional paid-in	Notes	Accumulated
	Number	Amount		Number	Amount		Number	Amount		Number	Amount		Number	Amount		stock	capital	receivable	deficit	Total

Balance at January 1, 2005	141,982	$	*)	77,986	$	*)	247,952	$	*)	468,675	$	*)	356,936	$	*)	-	$47,659	$(378)	$(56,701)	$(9,420)
Exercise of employee and consultant stock options	986		*) -	-		-	-		-	-		-	-		-	-	12	-	-	12
Issuance of Series D Convertible Preferred stock, net	-		-	-		-	-		-	-		-	306,209		*)	-	10,228	-	-	10,228
Cancellation of notes receivable for treasury stock	(17,254)		*) -	-		-	-		-	-		-	-		-	-	(268)	268	-	-
Conversion of Preferred stock to Common stock	556,938		*)	(268)		*) -	(180,091)		*)	(246,249)		*)	(130,330)		*)	-	-	-	-	-
Costs of Keep Well Agreement	-		-	-		-	-		-	-		-	-		-	-	3,761	-	-	3,761
Detachable warrant costs, issued in connection with short-term bank credit	-		-	-		-	-		-	-		-	-		-	-	269	-	-	269
Stock-based compensation	-		-	-		-	-		-	-		-	-		-	-	304	-	-	304
Comprehensive loss:
Net loss	-		-	-		-	-		-	-		-	-		-	-	-	-	(11,974)	(11,974)
Total comprehensive loss	-		-	-		-	-		-	-		-	-		-	-	-	-	-	(11,974)

Balance at December 31, 2005	682,652		*)	77,718		*)	67,861		*)	222,426		*)	532,815		*)	-	**)61,965	(110)	(68,675)	(6,820)

Exercise of employee stock options	5,340		*) -	-		-	-		-	-		-	-		-	-	2	-	-	2
Issuance of Series D-1 Convertible Preferred stock, net upon conversion of convertible loans	-		-	-		-	-		-	-		-	2,798,593		*) -	-	6,294	-	-	6,294
Issuance of Series D-1 Convertible Preferred stock, net in respect of Keep Well Agreement	-		-	-		-	-		-	-		-	1,773,494		*) -	-	*) -	-	-	-
Stock-based compensation	-		-	-		-	-		-	-		-	-		-	-	454	-	-	454
Comprehensive loss:
Net loss	-		-	-		-	-		-	-		-	-		-	-	-	-	(22,652)	(22,652)
Total comprehensive loss	-		-	-		-	-		-	-		-	-		-	-	-	-	-	(22,652)

Balance at December 31, 2006	687,992	$	*)	77,718	$	*) -	67,861	$	*)	222,426	$	*)	5,104,902	$	*)	-	**) 68,715	(110)	$(91,327)	$(22,722)

*)	Represents an amount lower than $ 1.
**)	Net of deferred stock compensation in an amount of $340, $540 and $782 as of December 31, 2007, 2006, and 2005 respectively.
***)	Upon the Merger, the shares of IXI stock were canceled and exchanged into the Company's shares on a ratio of 1:0.15. All share information included in this report has been retroactively adjusted to reflect this exchange.

The accompanying notes are an integral part of the consolidated financial statements.

IXI MOBILE INC.
(formerly: ISRAEL TECHNOLOGY ACQUISITION COMPANY ("ITAC"))
AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands, except share data

	Common stock			Series A Convertible Preferred stock			Series B Convertible Preferred stock			Series C Convertible Preferred stock			Series D Convertible Preferred stock			Receipts on account of	Additional paid-in		Notes	Accumulated
	Number	Amount		Number	Amount		Number	Amount		Number	Amount		Number	Amount		stock	capital		receivable	deficit	Total

Balance at January 1, 2007	687,992	$	*) -	77,718	$	*) -	67,861	$	*) -	222,426	$	*) -	5,104,902	$	*) -	$-	$	**)68,715	$(110)	$(91,327)	$(22,722)
Accumulated affect adjustment upon adoption of FIN 48.	-		-	-		-	-		-	-		-	-		-	-		-	-	(234)	(234)
Exercise of warrants to Common stock	166,262		*) -	-		-	-		-	-		-	-		-	-		-	-	-	-
Issuance of stock to Co-Chairman	216,000		*) -	-		-	-		-	-		-	-		-	-		1,309	-	-	1,309
Conversion of warrants to Preferred stock	-		-	-		-	-		-	4,936		-	5,384		-	-		17	-	-	17
Conversion of convertible Preferred stock into Common stock	5,483,478		1	(77,718)		*) -	(67,861)		*) -	(227,362)		*) -	(5,110,286)		*) -	-		-	-	-	1
Issuance of Common stock in connection with the Merger, net of acquisition costs	7,818,000		1	-		-	-		-	-		-	-		-	-		32,435	-	-	32,436
Issuance of stock following the merger	1,566,000		*) -	-		-	-		-	-		-			-	-		7,927	-	-	7,927
Collection of notes receivable	-		-	-		-	-		-	-		-	-		-	-		-	110	-	110
Issuance of Common stock in a private placement, net	2,703,000		*) -	-		-	-		-	-		-	-		-	-		9,160	-	-	9,160
Conversion of convertible loan into Common stock ***	-		-	-		-	-		-	-		-	-		-	15,840		1,840	-	-	17,680
Assumption and Conversion of Guarantee into Common stock	1,516,667		*) -	-		-	-		-	-		-	-		-	-		5,460	-	-	5,460
Issuance of Common stock upon partial satisfaction of long term loan	555,556		*) -	-		-	-		-	-		-	-		-	-		2,000	-	-	2,000
Issuance of shares of Common stock related to Equity Line of Credit agreement, net	75,000		*) -	-		-	-		-	-		-	-		-	-		284	-	-	284
Costs related to issuance of warrants to investors	-		-	-		-	-		-	-		-	-		-	-		10,818	-	-	10,818
Costs related to inducement of loans conversions	-		-	-		-	-		-	-		-	-		-	-		8,829	-	-	8,829
Stock-based compensation	-		-	-		-	-		-	-		-	-		-	-		2,956	-	-	2,956
Comprehensive loss:
Net loss	-		-	-		-	-		-	-		-	-		-	-		-	-	(68,590)	(68,590)
Total comprehensive loss	-		-	-		-	-		-	-		-	-		-	-		-	-	-	(68,590)

Balance at December 31, 2007	20,787,955		$2	-		$-	-			$-		$-	-		$-	$15,840	$	**)151,750	$-	$(160,151)	$7,441
*)	Represents an amount lower than $ 1.
**)	Net of deferred stock compensation in an amount of $340, $540 and $782 as of December 31, 2007, 2006 and 2005, respectively.
***)
Upon the Merger, the shares of IXI stock were canceled and exchanged into the Company's shares at a ratio of 1:0.15. All share information included in this report has been retroactively adjusted to reflect this exchange.

****)
Including 4,400,000 shares of Common stock that the Company was contractually obligated to issue on account of long-term convertible loan converted on October 25, 2007, that were issued on February 22, 2008. (See also Note 17b)

The accompanying notes are an integral part of the consolidated financial statements.

IXI MOBILE INC.
(formerly: ISRAEL TECHNOLOGY ACQUISITION COMPANY ("ITAC"))
AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousand

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities:

Net loss	$(68,590)	$(22,652)	$(11,974)
Loss (income) from discontinued operations	109	(1,035)	11,630

Loss from continuing operations	(68,481)	(23,687)	(344)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	342	359	252
Amortization of deferred debt and Merger costs	1,411	503	-
Gain from terminating agreement with CW (2)	-	-	(11,695)
Stock-based compensation expenses	2,956	454	304
Amortization of deferred debt issuance cost related to valuation of Bridge Loan	2,173	-	-
Merger related expenses, included in the general and administrative and financial expenses	9,035	-	-
Costs related to inducement of loans conversion	8,829	-	-
Issuance of shares of Common stock related to Equity Line of Credit agreement, net	284	-	-
Costs related to issuance of warrants to investors	10,818	-	-
Cash consideration from terminating agreement with CW (2)	-	-	3,850
Amortization of discounts attributed to detachable warrant costs and guarantee costs of Keep Well Agreement	-	3,473	848
Decrease (increase) in trade receivables	267	(648)	(2,534)
Increase in other receivables, prepaid expenses and vendor advance payments	(816)	(3,841)	(306)
Decrease (increase) in inventories, net	(766)	(6,009)	15,024
Decrease in long-term prepaid expenses	54	3	105
Increase (decrease) in trade payables	(1,287)	1,285	(1,590)
Increase in employees and payroll accruals	472	405	68
Increase (decrease) in deferred revenues	(2,886)	8,878	(13,510)
Increase in other payables and accrued expenses	855	458	2,855
Increase in other long term liabilities	82	-	-
Increase in accrued severance pay, net	96	55	20
Accrued interest, net	2,070	1,038	173

Net cash used in operating activities from continuing operations	(34,492)	(17,274)	(6,480)
Net cash used in operating activities from discontinued operations	(17)	(751)	(8,618)

Net cash used in operating activities	(34,509)	(18,025)	(15,098)

Cash flows from investing activities:

Short-term bank deposit	-	-	19
Restricted cash, net	86	(71)	(25)
Purchase of property and equipment	(298)	(272)	(218)

Net cash used in investing activities from continuing operations	(212)	(343)	(224)
Net cash used in investing activities from discontinued operations	-	-	(20)

Net cash used in investing activities	(212)	(343)	(244)

The accompanying notes are an integral part of the consolidated financial statements.

IXI MOBILE INC.
(formerly: ISRAEL TECHNOLOGY ACQUISITION COMPANY ("ITAC"))
AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2007	2006	2005
Cash flows from financing activities:
Proceeds from issuance of shares of Common stock in the Merger, net of issuance costs (1)	$33,373	$-	$-
Proceeds from issuance of shares of Common stock, net of issuance expenses	-	(18)	10,228
Payment of deferred debt and Merger costs	(24)	(2,510)	-
Proceeds from exercise of warrants by investors	17	-	-
Proceeds from exercise of employee stock options	-	2	12
Proceeds from short-term bank credit	634	6,767	750
Proceeds from short-term bank loan	5,000	-	-
Collection of notes receivable	110	-	-
Proceeds from issuance of shares of Common stock in a private placement, net	9,160	-	-
Payment of short-term bank credit	-	(750)	-
Payment of short-term bank loan	(5,000)	-	(1,256)
Proceeds from long-term loans (of which $2,000 were converted)	6,000	-	-
Principal payment of long-term loans	-	(2,578)	(2,917)
Proceeds from convertible loans	-	20,000	6,109

Net cash provided by financing activities from continuing operations	49,270	20,913	12,926

Increase (decrease) in cash and cash equivalents	14,549	2,545	(2,416)
Cash and cash equivalents at the beginning of the year	2,729	184	2,600

Cash and cash equivalents at the end of the year	$17,278	$2,729	$184

Supplemental information and disclosure of non-cash investing and financing activities from continuing operations (including other non-cash equity transactions):
Issuance of Convertible Preferred stock upon conversion of convertible bridge loan and accrued interest	$-	$6,312	$-
Purchase of property and equipment by credit	$40	$52	$40
Deferred issuance cost	$-	$280	$-
Issuance of shares of Common stock upon conversion of long-term convertible loan*	$17,680	$-	$-
Issuance of shares of Common stock upon conversion of credit line	$5,460	$-	$-
Issuance of shares of Common stock upon partial conversion of long-term loan	$2,000	$-	$-
Cancellation of notes receivable for treasury stock	$-	$-	$268
Issuance of warrants in exchange for guarantee	$-	$-	$3,761
Technology acquired from CW (2)	$-	$-	$146

Cash paid during the year for:

Interest	$912	$748	$580

Taxes	$95	$67	$97

(1)  Cash consideration from issuance of Common stock in reverse acquisition of ITAC, net of issuance costs:

Working capital, excluding cash	$183	$-	$-
Issuance of Common stock upon consummation of the Merger	35,038	-	-
Merger costs	(1,848)	-	-

	$33,373	$-	$-

*)
Including 4,400,000 shares of Common stock that the Company was contractually obligated to issue on account of long-term convertible loan converted on October 25, 2007, that were issued on February 22, 2008 (See also Note 17b).

The accompanying notes are an integral part of the consolidated financial statements.

IXI MOBILE INC.
(formerly: ISRAEL TECHNOLOGY ACQUISITION COMPANY ("ITAC"))
AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(2) Cash consideration from terminating agreement with CW:

	Year ended December 31,
	2007	2006	2005

Gain from terminating agreement with CW	$-	$-	$11,695
Acquired technology		-	(146)
Deferred revenues earned upon termination of agreement	-	-	(7,699)

	$-	$-	$3,850

The accompanying notes are an integral part of the consolidated financial statements.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 1:-              GENERAL

a.
IXI Mobile, Inc. (formerly Israel Technology Acquisition Corporation ("ITAC")) ("the Company") is a Delaware holding company operating through a wholly-owned subsidiary, IXI Mobile (USA), Inc. ("IXI"). ITAC was originally formed on February 22, 2005 as a blank check company to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business that had manufacturing operations or research and development facilities located in Israel. On June 6, 2007, pursuant to an agreement and plan of merger, dated February 28, 2006, as amended, the Company completed the merger with IXI ("Merger") and IXI merged with ITAC Acquisition Subsidiary Corp., a wholly-owned subsidiary of ITAC. Prior to the Merger, the Company had no substantial operations as it was a blank check company. Therefore, the financial statements and accompanying notes represent the historical results of IXI, unless otherwise stated.

Immediately following the Merger, the holders of equity interests of IXI (including holders of certain options under IXI's employee stock option plans and holders of warrants to purchase IXI's shares of Common stock) owned or had the right to acquire approximately 7,818,000 shares of ITAC Common stock, of which approximately 1,264,291 shares of Common stock became available for issuance to IXI's senior management and optionees under IXI's employee stock option plans. As further consideration, the holders of equity interests of IXI received the right to acquire up to an additional 10,000,000 shares ("the Contingent Shares") of ITAC Common stock based on attaining various performance targets.

Since IXI is considered in substance the accounting acquirer upon the Merger consummation, Merger costs have been deferred in an amount of approximately $880 and were fully recognized upon consummation of the Merger. Upon closing, on June 6, 2007, ITAC changed its name to IXI Mobile, Inc.

In accordance with the guidance applicable to these circumstances, the Merger was deemed to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of IXI issuing stock for the net monetary assets of the Company. The net monetary assets of the Company were stated at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The accumulated deficit of IXI is carried forward after the Merger. The shares of IXI Common stock were canceled and converted into the Company's stock at a ratio of 1:0.15. Accordingly, for accounting purposes, the Merger was treated as the equivalent of recapitalization by IXI. All historical share and per share data have been retroactively adjusted to give effect to the reverse acquisition of the Company and related recapitalization. Total cash received in the Merger with the Company was $ 33,400, net of Merger expenses.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 1:-              GENERAL (Cont.)

b.
The Company is engaged in operations, through its subsidiaries IXI, IXI Mobile (R&D) Ltd. ("the Israeli subsidiary" or "IXI R&D"), and IXI Mobile (East Europe) SRL, in the design, development, production and marketing of mobile messaging devices ("Ogo") and related services, targeting the mass consumer market. The Company also provides, through third parties hosted services including all necessary gateways and backend servers, as well as related launch and support services. The Company's major customers include mainly mobile operators and internet service providers(“ISPs”). In the past IXI was also engaged in an operating system business for mobile devices which was discontinued during 2005.

c.
As of December 31, 2007, the Company has five wholly-owned active subsidiaries: IXI, IXI R&D, IXI Mobile (Europe) Limited, IXI Mobile (Asia Pacific) Ltd., IXI Mobile (East Europe) SRL, and three wholly-owned inactive subsidiaries: Neo Mobile Ltd., Neo Mobile Telecom and LLC Neo Mobile Inc. (all together "the Group").

d.
All of the Company's mobile messaging devices are manufactured by independent contractors. The Company is and will continue to be dependent upon these contractors to achieve acceptable manufacturing output, quality levels and costs, and to allocate to the Company a sufficient portion of production capacity to meet the Company's needs in a timely manner. Moreover, the Ogo incorporates a modem that is proprietary of one of the contractors. Revenues could be materially and adversely affected should this contractor fail to meet the Company's request for products due to a shortage of production capacity, process difficulties, low output rates or financial instability since the Company would likely experience delays while preparing to work with another contractor. Additionally, certain of the components are obtained from a limited group of suppliers. Disruptions, shortages, or termination of certain of these sources of supply could occur and could negatively affect the Company's business condition and results of operations.

The Company also currently licenses from third parties certain software used in the manufacture and operation of its products and provision of services (see also Note 2f). Any supplier may discontinue or restrict licensing software to the Company. If a supplier discontinues or restricts supplying a component or licensing software, the Company's business may be harmed by the resulting product manufacturing and delivery delays, or by inability to provide services.

In addition, hosting of internet services that the Company provides in connection with the Ogo service is currently outsourced to a single supplier. Should that supplier encounter financial difficulties, technical problems or other adversities, the Company could be required to establish a second hosting relationship or to begin providing such services on its own. Either of these alternatives would require a lengthy period of transition, would cause the Company to incur considerable expense and could result in its service being unavailable or unreliable for a period of time, which could have a significant adverse effect on its business.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 1:-              GENERAL (Cont.)

e.
From inception, the Company has generated recurring losses from operations and negative cash flows from operating activities. As of December 31, 2007 and 2006, the Company has a working capital (deficiency) of $ 9,074 and ($ 5,468) and stockholders' equity (deficiency) of $ 7,441 and ($22,722), respectively. The Company plans to continue to finance its operations through raising additional capital and in the longer term, to generate sufficient revenues to finance its operations (see also Note 17c). In spite of the fact that the Company has positive working capital and stockholders’ equity as of December 31, 2007, there are no assurances that the Company will be successful in obtaining an adequate level of financing needed for current operations and long-term development.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

f.	Termination of agreement with AT&T Wireless Services:

AT&T Wireless Services (“AT&T”), now known as Cingular Wireless Services, Inc. ("CW"), to which the Company sold its Ogo devices under a development and supply agreement ("the Development and Supply Agreement"), accounted for 0%, 0% and 85% of the Company's revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

In April 2005, following the acquisition of AT&T by CW, CW and the Company entered into an addendum to the original Development and Supply Agreement ("the Addendum") which terminated CW's obligation to purchase devices and resulted in a settlement pursuant to which CW agreed to transfer to the Company all rights and intellectual property rights ("IPR") associated with the Ogo and marketing materials (including the www.Ogo.com. webstore) and the rights to distribute the Ogo device globally. In addition, CW undertook to pay the Company $3,850 in cash and to transfer to the Company ownership of all unsold Ogo devices at no charge, and without any further obligation of the Company.

The transaction has been accounted for based on the fair values of identifiable assets transferred by CW to the Company and, accordingly, the Company recorded in the year ended December 31, 2005 a gain related to the Addendum in the amount of $11,695 against the recognition of the following at estimated fair values:

Cash	$3,850
Acquired technology (three-year useful life at the acquisition date)	146
Deferred revenue earned upon termination	7,699

Total gain from termination of agreement with CW	$11,695

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 1:-              GENERAL (Cont.)

The loss of CW in 2005 as the Company's main customer had a material adverse impact on the Company's revenues and results of operations.

g.	Discontinued operations:

On July 25, 2005, the Company's Board of Directors resolved to dispose of the operating system, or OS, related activities and to focus on the Ogo device business unit. As a result of this resolution, the Company significantly reduced its research and development group, and restructured the sales and marketing department as well as the management team. The strategic initiatives included the termination of all the operating system business unit employees, termination of certain agreements with subcontractors, closing the portion of its leased facilities that was occupied by the operating system business unit, abandoning assets of the operating system unit business and recognizing a reduction in the operations performed in a part of the leased facilities, recognizing an impairment of under-performing assets and certain other non-recurring charges. During the period covered by the accompanying financial statements, the operating system related activities were classified as discontinued operations.

The operating system disposed activity is considered a "component of an entity" since it comprise operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.

Since no significant cash outflows are expected to be recognized by the ongoing entity as a result of the abandonment except for payments for outstanding obligations of the abandoned operating system business, such as the obligation to the Chief Scientist at the Israel Ministry of Industry, Trade and Labor ("OCS") (see further details in h below), and since the Company has not received and will not receive any fees or other revenues attributable to the operating system business unit after the component was abandoned except from indirect royalties from the third party to which the Company granted the non exclusive license (see note h below), the Company's management concluded that since such royalties are considered as indirect cash flow in accordance with EITF 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations" ("EITF 03-13"), the disposed component meets the criteria to be considered as discontinued operations.

The major classes of assets and liabilities of the operating system business unit that was classified as discontinued operations were:

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 1:-              GENERAL (Cont.)

	December 31,
	2007	2006

Liabilities:
Other payables and accrued expenses *)	$2,523	$2,431

Liabilities of discontinued operations	2,523	2,431

Net liabilities of discontinued operations	$2,523	$2,431
*) The Company has provided an accrual of $2,173 and $2,064 as of December 31, 2007 and 2006, respectively, due to OCS commitment (see h below).

The results of the discontinued operating system business for the years ended December 31, 2007, 2006 and 2005, are presented below:

	Year ended December 31,
	2007	2006	2005

Revenues	$-	$600	$-

Operating expenses:
Cost of revenues	(109)	(105)	(2,410)
Research and development expenses, net	-	-	(8,109)
Selling and marketing expenses	-	-	(1,289)
General and administrative income (expenses)	-	540	(1,432)

Total operating income (expenses)	(109)	435	(13,240)

Operating income (loss)	(109)	1,035	(13,240)
Other income	-	-	1,810

Income (loss) before taxes on income	(109)	1,035	(11,430)
Taxes on income	-	-	200

Net income (loss)	$(109)	$1,035	$(11,630)

In September 2006, the Company reached a settlement with a subcontractor regarding his claim against the Company in the amount of $ 1,368 (see also Note 11c(3)). The settlement resulted in a total payment of $ 210. An adjustment of $ 540 was recorded as general and administrative income against reduction of the liability recorded in this respect previously in the accounts of the discontinued operations.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL (Cont.)

In November 2006, a certain licensee of the Company ("the Licensee"), which had previously sent the Company a demand to pay $300 for failing to deliver its license on time, agreed to release and discharge the Company from any and all claims, liabilities and obligations if the Company agrees to assign all of the licensee rights and obligations to the purchaser that negotiates the agreement terms to purchase the licensee's communication and application processor business (see also Note 11c(2)). Accordingly, the Company's management reversed a previously recorded accrual. The adjustment of approximately $600 was recorded as revenue in the statements of operations from discontinued operations against deduction of other payables and accrued expenses in the accounts of the discontinued operations.

h.
On October 19, 2005, as part of the discontinuation of operations of the OS business unit, and as a result of the Company's immediate need to increase its cash flows, the Company granted to a foreign company a non-exclusive license for the use, development and sale of the OS that was developed by the Company. The license enables the foreign company to continue the development of the OS and to market it to its customers. It also provides that the foreign company will own the intellectual property rights with respect to its development of the software, while the Company will retain ownership in any intellectual property licensed to the foreign company. In consideration of the software license, the foreign company paid the Company a net license fee in the amount of approximately $1,800, which was recognized as other income of the discontinued operations. In addition, the foreign company will pay the Company a royalty of ten cents for each product that is sold by the foreign company that contains the OS or a development of it, in whole or in part, without limit as to term, the Company shall receive, up to an aggregate amount of $5,000. As of December 31, 2007, the Company has not received any royalty payments from the foreign company.

In order to facilitate the agreement with the foreign company, in September 2005, the Israeli subsidiary entered into agreements with certain former employees of the OS business unit for a period of six months, in order for those former employees to enter into agreements with the foreign company to provide support services.

A portion of the proceeds of the net license fee was placed in escrow for the purpose of hiring those former employees to act on behalf of the foreign company. As of December 31, 2007, the escrowed funds had been fully paid to these former employees, and the Company has no further obligations to them.

The licensed software was partially funded by royalty bearing grants by the OCS. The agreement that was reached between the Company and the foreign company was made without obtaining the required approval from the OCS, thereby effectively violating the law and the conditions of the commitment with the OCS. The Company has applied to the OCS for retroactive approval of the license. In June 2005, an amendment to the Law for the Encouragement of Research and Development in the Industry, 1984, became effective, according to which the OCS has the discretion to grant this retroactive approval, but the regulations governing the calculation of the amount to be paid to the OCS in this case have not yet been promulgated. There can be no assurance that the OCS will grant the Company retroactive approval for the license, and the Company does not know the exact amount that it may be required to pay to the OCS if the approval is granted. Accordingly, the Company is obliged to repay all funds provided by the OCS, including accrued interest at the LIBOR rate. In addition, there is no assurance that criminal proceedings will not be initiated as a result of the violation of the terms of the OCS funding program. If the Company is required to pay to the OCS the estimated amounts or amounts that are significantly higher than estimated by the Company's management, or if criminal proceedings are initiated against the Company or any of its officers, the Company's business, financial condition and results of operations would be adversely affected (see also Note 11a).

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL (Cont.)

During 2006, the Company was in negotiation with the OCS in order to achieve a settlement between the parties regarding the aforesaid breaches. During 2007 there were no further negotiations. As of December 31, 2007, based on management assessment of the outcome of such negotiations, the Company has provided an accrual of $3,261 and $3,097 of which $1,088 and $1,032 were attributed to continuing operations and $2,173 and $2,064 were attributed to discontinued operations, as of December 31, 2007 and 2006, respectively. The allocation of such accrual between continuing operations and discontinued operations was based on the specific grants that the Company was historically granted for PMG (continuing operations) and operating systems (discontinued operations). Such accrual represents all the funds provided by the OCS plus applicable interest at the LIBOR rate, which was included in the statement of operations as cost of revenues. Interest incurred in respect of these accruals for the years ended December 31, 2007, 2006 and 2005 amounted to $109, $105 and $104, respectively.

i.
On June 20, 2006, IXI entered into a bridge loan agreement ("the New Convertible Bridge Loan Agreement" or "the New Convertible Bridge Loan") with a new venture lender ("the New Lender") and the Israeli subsidiary. Pursuant to the terms of the New Convertible Bridge Loan Agreement, the Israeli subsidiary received a loan in the amount of $20,000, with IXI acting as guarantor thereof.

In December 2006, the parties to the New Convertible Bridge Loan agreed to amend the New Convertible Bridge Loan ("the New Amendment") so that after the Amendment becomes effective the terms of the New Convertible Bridge Loan would change. On October 25, 2007, the parties further amended the New Amendment, accordingly an amount of approximately $15,840 of the New Convertible Bridge Loan was converted into shares of Common stock (see also Note 9c).

j.
In November 2005, certain stockholders of IXI entered into a Keep Well Agreement ("the Agreement") with one of IXI's customers. Pursuant to the terms of the Agreement, if the customer sustains damages due to failure of IXI to meet its obligations under the agreement with the customer, and such failure is due to a lack of stockholders' equity (as defined therein), then upon the occurrence of various terms set forth in the Agreement, the stockholders will compensate the customer for such damages up to a maximum of $4,000. As a consideration for such undertaking, in February 2006, IXI issued to such stockholders 1,773,494 shares of Convertible Preferred stock at a par value of $0.01 per share.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL (Cont.)

Accordingly, in November 2005 the value of the shares of Convertible Preferred stock to be issued in an amount of $3,761 was recorded as a deferred charge with a corresponding credit to additional paid-in capital. The value recorded was based on the shares issued, which management assessed as a more reliable measure than the value of the guarantee. The deferred charge was being amortized to the statement of operations over the expected guarantee period of twenty months as selling and marketing expenses. For the years ended December 31, 2007, 2006 and 2005, total expenses included in the statements of operations in respect of such guarantee amounted to $0 ,$3,385 and $376, respectively. The expenses in an amount of $3,385 in 2006 included the full amortization of the remaining balance of the deferred charge in the amount of $2,257 resulting from termination of the Keep Well Agreement due to the New Convertible Bridge Loan Agreement (see also i above).

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared according to United States generally accepted accounting principles ("U.S. GAAP") on a basis consistent for all periods presented.

a.         Use of estimates:

The preparation of the Company's consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant areas requiring the use of management estimates relate to revenue recognition, the determination of reserves for various litigation claims, allowance for doubtful accounts, provision for excess and obsolete inventory, depreciation and amortization expenses, obligation to the OCS, realization of future tax assets and the related components of the valuation allowance, provision for warranty and the fair values of financial instruments. Actual results could differ from these estimates.

b.	Financial statements in U.S. dollars:

A portion of the revenues of the Company's subsidiaries is generated in U.S. dollars ("dollar"). In addition, a substantial portion of the costs of the Company's subsidiaries is incurred in dollars. The Company's management believes that the dollar is the primary currency of the economic environment in which the Company and its subsidiaries operate. Thus, the functional currency of the Company and its subsidiaries is the dollar.

Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". All transaction gains and losses of the remeasured monetary balance sheet items are reflected in the statement of operations as financial income or expenses, as appropriate.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 2:-              SIGNIFICANT ACCOUNTING POLICIES (Cont.)

c.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions not realized outside the Group have been eliminated upon consolidation.

d.	Cash equivalents:

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less at the date acquired.

e.         Restricted cash:

Restricted cash is primarily invested in certificates of deposit, which mature within up to one year, and is used as a security mainly for the lease of the Israeli subsidiary's offices and for corporate credit cards.

f.         Vendor advance payments:

Vendor advance payments are installments paid to vendors prior to the date the Ogo units are shipped to the Company (for customers or inventory purposes) or designated customers and are required to finance the production of the Ogo devices. The timing of the advance payments are based on different lead times of the relevant components and the progress of the production and are deducted from the total shipment payment which is accrued upon the delivery of the Ogo units.

The Company has no formal agreement with respect to the advances and their terms. Since the Company has long term relationship and accumulated experience with these vendors and since each purchase order and advance payment are done after coordination of both the Company and the vendors operation and finance departments, the Company's management believes that there is a low risk of loss with respect to these advances.

As of December 31, 2007, the Company's management believes, that due to the commercial launch of new products during the second quarter of 2007 it will be able to sell smaller quantities of its older products than it has previously anticipated. Accordingly, it believes that as of December 31, 2007 it will not realize $ 1,879 from the advance payments and has recorded provision for write-down in the amount of $ 1,879 for advance payments to suppliers.

g.         Inventories:

Inventories are stated at the lower of cost or market value. Inventory write-down provision is provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, discontinued products and market prices lower than cost. As of December 31, 2007 and 2006, the provision for inventory write-down amounted to $1,019 and $151, respectively.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 2:-              SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Cost is determined as follows:

Raw materials and finished products: based on direct manufacturing and subcontracting costs, using the "first-in, first-out" method.

h.	Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%

Computers and peripheral equipment	33
Electronic equipment	15
Office furniture and equipment	15

Leasehold improvements are depreciated by the straight-line method over the term of the lease or the estimated useful life of the improvements, whichever is shorter.

The Company's property and equipment are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell.

In 2005, as part of the disposal of the operating systems related activities, the Company abandoned certain assets. In accordance with SFAS No. 144, when such assets are abandoned, the carrying amount of the assets should be written-off. Accordingly, in 2005, an impairment loss in the amount of $525 was recognized, which was included as part of discontinued operations. During the years ended December 31, 2007 and 2006 no impairment losses have been recognized.

i.         Intangible assets:

Intangible assets consist of acquired technology. Intangible assets are amortized over their estimate useful life using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The acquired technology’s economic benefits were estimated to be consumed over three years and accordingly were amortized using the straight-line method.

During the first quarter of 2007 the Company's intangible assets have been fully amortized.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 2:-              SIGNIFICANT ACCOUNTING POLICIES (Cont.)

j.	Short-term bank credit:

Short-term bank credit matures within less than one year.

k.	Revenue recognition:

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been delivered or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. The Company does not grant a right of return to its customers. In addition to this general policy, the following paragraphs describe the specific revenue recognition policies for each major category of revenue.

Multiple-element arrangements — the Company enters into transactions that represent multiple-element arrangements, which may include combination of hardware, service and software. These multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting or element for the purpose of revenue recognition. When the appropriate criteria for separating revenue into more than one unit of accounting are met and there is vendor specific objective evidence of fair value for all undelivered elements in an arrangement, the arrangement consideration is allocated to the separate units of accounting or elements based on the residual value. This vendor specific objective evidence of fair value is established through prices charged for each revenue element when that element is sold separately. The revenue recognition policies described below are then applied to each unit of accounting.

Hardware — generally, revenue from the sale of Ogo devices is recognized upon delivery to the end user when title is transferred to the customer and all significant contractual obligations that affect the customer's final acceptance have been fulfilled. Revenues from sales of demonstration Ogo devices are recognized upon delivery. Provisions are made at the time of sale for warranties, royalties, sales commissions and estimated price protection, and are recorded as operating expenses or deduction of revenues, as appropriate. Since the embedded software in the Ogo device is deemed not to be incidental, the Company recognizes revenue from such devices in accordance with the American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP No. 97-2").

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 2:-              SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company currently recognizes revenues from Ogo devices upon ultimate sale to the end user and activation, since the Company has not yet established sufficient experience to predict the product acceptance in the market in order to recognize revenues upon delivery to the operators, internet service providers or reseller. Where the Company established sufficient experience, in cases that after one year from delivery a portion of the delivered devices were not activated, the Company's management considers revenue recognition relating to the inactive devices when the following criteria are met: (a) the customer is not deemed a strategic customer, (b) the customer has not placed additional purchase orders within the past 12 months and the Company's management does not anticipate future purchase orders from such customer, and (c) the Company's management believes that the customer has no bargaining power over the Company and therefore it is not in a position to demand return of the inactive devices, and the customer has no right of return, contractual nor implied.

During the years ended December 31, 2007, 2006 and 2005, the Company recognized revenues for inactive devices in the amount of $ 1,634, $ 0 and $ 0, respectively.

Services — revenues from hosting services (such as email and push email, IM gateways and attachments) are recognized on a monthly basis as the services are provided.

Non-recurring engineering contracts — revenue from non-recurring engineering contracts that were bundled with subsequent manufacturing and supply arrangements are initially deferred and then recognized on a pro rata basis over the recognition of subsequent supply of Ogo devices.

Software — revenue from licensing of software is recognized at the inception of the license term and in accordance with SOP No. 97-2. Revenue from software maintenance, unspecified upgrades and technical support contracts is recognized over the period that such items are delivered or that services are provided. Where vendor specific objective evidence for undelivered elements was not considered substantive, the Company recognized revenues upon delivery of the last undelivered element.

Shipping and handling costs — wherever can be reasonably attributed to certain revenue, shipping and handling costs are included in cost of sales.

Deferred revenues include payments received for devices and for non-recurring engineering contracts for which revenues have not yet been recognized.

l.	Allowance for doubtful debts

Allowance for doubtful debts is calculated according to the specific method and in addition includes a general provision calculated as a percentage of its outstanding trade receivables based on their aging.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 2:-              SIGNIFICANT ACCOUNTING POLICIES (Cont.)

m.	Research and development costs:

Research and development costs net of grants received are charged to the statement of operations as incurred.

n.	Advertising expenses:

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2007, 2006 and 2005 amounted to $145, $33 and $387, respectively.

o.	Marketing contribution:

Marketing contribution is participation in marketing efforts of the Company’s customers through reimbursement of direct expenses actually paid by such customer, up to limited, pre-defined amounts. Such participation costs are recorded as selling and marketing expenses or deduction of revenues, as appropriate. For the years ended December 31, 2007 and 2006, the Company recorded reimbursement costs in a total amount of $ 955 and $ 274, respectively as selling and marketing expenses.

p.	Warranty costs:

Provisions for warranty costs are made at the time such warranty costs are deemed to be incurred, generally at the time revenue is recognized.

Provision for warranty as of December 31, 2007, 2006 and 2005 amounted to approximately $272, $86 and $100, respectively.

q.	Government grants:

Royalty-bearing grants from the OCS for funding approved research and development projects were recognized at the time the Israeli subsidiary was entitled to such grants, on the basis of the costs incurred and were included as a deduction of research and development costs.

No research and development grants were deducted from research and development costs from continuing operations during the years ended December 31, 2007, 2006 and 2005.

Research and development grants were deducted from research and development costs from discontinued operations amounted to $0, $0 and $75 in the years ended December 31, 2007, 2006 and 2005, respectively (see also Note 1h).

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 2:-              SIGNIFICANT ACCOUNTING POLICIES (Cont.)

r.         Income taxes:

The Group accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". This Statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Group provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement.

FIN 48 applies to all tax positions related to income taxes subject to the Financial Accounting Standard Board Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"). This includes tax positions considered to be "routine" as well as those with a high degree of uncertainty.

FIN 48 has expanded disclosure requirements, which include a tabular roll forward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. These disclosures are required at each annual reporting period unless a significant change occurs in an interim period.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 is reported as an adjustment to the opening balance of retained earnings.

The adoption of FIN 48 resulted in an increase of the tax provision in the amount of $234, which was an adjustment to the opening balance of the accumulated deficit.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 2:-              SIGNIFICANT ACCOUNTING POLICIES (Cont.)

s.	Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash and trade receivables.

Cash and cash equivalents are invested in major banks in Israel and the United States. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company's investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The Company has historically been dependent on a small number of significant customers and on large contracts with respect to sales of the majority of its products, software and services. The Company expects this trend and related increasing trade receivables balances with its large customers to continue as it sells an increasing number of its Ogo devices and service relay access through network carriers and resellers rather than selling directly to end users. The Company evaluates the collectability of its trade receivables balances based upon a combination of factors on a periodic basis. If the Company becomes aware of a specific customer's inability to meet its financial obligations to the Company, it records a specific bad debt provision to reduce the customer's related trade receivable to its estimated net realizable value. In addition, the Company provides general provision based on the aging of its outstanding trade receivables. As of December 31, 2007 and 2006, the Company recorded specific and general provision in the amount of $191 and $0, respectively.

As of December 31, 2007 and 2006, the Company had no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

t.         Severance pay:

The Israeli subsidiary's liability for severance pay is calculated pursuant to Israeli Severance Pay Law based on the most recent monthly salary of the subsidiary's employees multiplied by the number of years of employment as of the balance sheet date. These employees are entitled to one month's salary for each year of employment or a portion thereof. The subsidiary's liability to these employees is fully provided by monthly deposits for insurance policies and by an accrual.

The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli Severance Pay Law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies and includes immaterial profits.

Severance expenses for the years ended December 31, 2007, 2006 and 2005 amounted to $495, $330 and $217, respectively.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 2:-              SIGNIFICANT ACCOUNTING POLICIES (Cont.)

u.	Fair value of financial instruments:

The following methods and assumptions were used by the Company in estimating fair value and disclosures for financial instruments:

The carrying amount reported in the balance sheet of cash and cash equivalents, restricted cash, trade receivables, net, other receivables and prepaid expenses, short-term bank credit, trade payables, employees and payroll accruals, and other payables and accrued expenses approximates their fair values due to the short-term maturities of such instruments.

The fair value of long-term loans is estimated by discounting the future cash flow using the current interest rate for loans of similar terms and maturities. The carrying amount of the long-term loans approximates their fair value.

As of December 31, 2007, the fair value of the remaining New Convertible Bridge Loan was valuated at approximately $4,492.

v.	Basic and diluted net earnings (loss) per share:

The Company applies the two-class method as required by EITF No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share" ("EITF No. 03-6"). EITF No. 03-6 requires the net earnings (loss) per share for each class of stock (Common stock and Convertible Preferred stock) to be calculated assuming 100% of the Company's earnings are distributed as dividends to each class of stock based on their contractual rights.

Basic net earnings (loss) per share of Common stock are computed based on the weighted average number of shares of Common stock outstanding during each period. Diluted net earnings (loss) per share of Common stock are computed based on the weighted average number of shares of Common stock outstanding during each period, plus dilutive potential share of Common stock considered outstanding during the period, in accordance with SFAS No. 128, "Earnings per Share".

w.        Accounting for stock-based compensation:

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 2:-              SIGNIFICANT ACCOUNTING POLICIES (Cont.)

SFAS 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's consolidated statements of operations. Prior to the adoption of SFAS 123(R), the Company accounted for equity-based awards to employees and officers and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB 25, compensation expense is equal to the excess, if any, of the market price of the stock over the exercise price on the grant date of the award. Pro forma information regarding net earnings (loss) is required by SFAS 123 and had been determined as if the Company has accounted for its employee stock options under the Minimum Value (which assumes an expected volatility of zero).

SFAS 123(R) requires nonpublic companies that used the Minimum Value method of measuring equity share options for pro forma disclosure purposes under SFAS 123 to adopt its requirements prospectively to new awards and to awards modified, repurchased, or cancelled after the required effective date. As the company was non public at the effective date, the Company continues to account for any portion of awards outstanding at the date of initial application using the accounting principles originally applied to those awards, the provisions of APB 25 and its related interpretive guidance.

The Company recognizes compensation expenses for the value of its awards, which have graded vesting based on the accelerated method over the requisite service period of each of the awards, net of estimated forfeitures. Estimated forfeitures and retention rate are based on actual historical pre-vesting forfeitures.

The Company used the Black-Scholes formula for options granted to employees and non-employees and the Binomial Lattice model for market based compensation awards to its executives (see also Note 11e(7)).

Similar to the Black-Scholes formula, the Binomial Lattice model takes into account variables such as volatility, dividend yield rate and risk free interest rate. However, the Binomial Lattice model also considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option.

The fair value of the market-based compensation awards was estimated using the Binomial Lattice model using the following weighted-average assumptions:

Risk-free interest rate of 4.97%,
Dividend yield of 0%,
Expected volatility of 75%,
Expected forfeiture of 0%, and
The term determined as 10 years.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 2:-              SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The fair value of the Company's stock options granted to employees and directors for the year ended December 31, 2007 was estimated on the date of grant using the Black-Scholes formula with the following weighted average assumptions: expected volatility of 70%-90%, risk-free interest rates of 3.05%-4.97%, dividend yields of 0% and an expected life of six years.

The expected option term represents the period that the Company's stock options are expected to be outstanding and was determined based on the simplified method permitted by SAB No. 107 as the average of the vesting period and the contractual term. The computation of expected volatility is based on realized historical stock price volatility of peer companies. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends.

Prior to January 1, 2006, the Company had elected to follow APB 25, and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", in accounting for its employee stock option plan. Under APB 25, when the exercise price of an employee stock option is equivalent to or above the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Additionally, the Company applies EITF No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF No. 96-18"), with respect to options granted to non-employees. The fair value of each option granted to non-employees is estimated on the date of grant and at each subsequent vesting date using the Black-Scholes formula with the following weighted average assumptions: expected volatility of 75%-90%, risk-free interest rates of 3.05%-4.97% dividend yields of 0% and an expected life equal to the options' contractual life.

x.         Merger and accounting treatment

In accordance with the guidance applicable to these circumstances, the Merger was deemed to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of IXI issuing stock for the net monetary assets of the Company. The net monetary assets of the Company were stated at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The accumulated deficit of IXI is carried forward after the Merger. The shares of IXI Common stock were canceled and converted into the Company's shares at a ratio of 1:0.15. Accordingly, for accounting purposes, the Merger was treated as the equivalent of recapitalization by IXI. All historical share and per share amounts have been retroactively adjusted to give effect to the reverse acquisition of the Company and related capitalization.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 2:-              SIGNIFICANT ACCOUNTING POLICIES (Cont.)

y.         Impact of recently issued accounting pronouncements:

1.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations. The statement does not apply to accounting standard that require or permit measurement similar to fair value but are not intended to measure fair value.

This pronouncement is effective for fiscal years beginning after November 15, 2007. Subsequently, the FASB provided for a one-year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. The Company does not expect the adoption of SFAS No. 157 will have an impact on its consolidated financial statements.

2.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). This statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Standard's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company has determined that the adoption of SFAS No. 159 will not have an impact on its consolidated financial statements, since the Company did not elected the fair value option for any of its existing assets or liabilities as of SFAS No. 159 effective date.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 2:-              SIGNIFICANT ACCOUNTING POLICIES (Cont.)

3.
In December 2007, the FASB issued SFAS 141(R), Business Combinations ("SFAS No. 141(R)"). This Statement replaces SFAS No. 141, Business Combinations ("SFAS No. 141"), and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS No. 141(R) amends SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"), to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141(R) will have significant impact on its consolidated financial statements.

4.
In December 2007, the FASB issued SFAS 160 ("SFAS No. 160"), Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 will have significant impact on its consolidated financial statement.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 2:-              SIGNIFICANT ACCOUNTING POLICIES (Cont.)

5.
In December 2007, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 110 ("SAB No. 110") to amend the SEC's views discussed in Staff Accounting Bulletin 107 ("SAB No. 107") regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB No. 110 is effective for the company beginning in the first quarter of fiscal year 2008. SAB No. 110 extends the use of the simplified method for “plain vanilla” awards in certain situations. The SEC staff does not expect the simplified method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The Company will continue to use the simplified method for its “plain vanilla” awards, since it does not have sufficient information regarding exercise behavior. As a result, the Company does not expect the adoption of SAB No. 110 will have a significant impact on its consolidated financial statements.

NOTE 3:-              OTHER RECEIVABLES AND PREPAID EXPENSES

	December 31,
	2007	2006

Government authorities	$388	$205
Prepaid expenses	890	345
Others	86	132

	$1,364	$682

NOTE 4:-              INVENTORIES

	December 31,
	2007	2006

Raw materials	$3,882	$993
Finished products	3,570	2,685
Finished products at customers *)	7,806	9,946
Write-down provision	(1,019)	(151)

	$14,239	$13,473

*)	Represent costs of inventory that was delivered to customers but not yet recognized as revenues.

Total write-down expenses in the years ended December 31, 2007, 2006 and 2005 amounted to approximately $1,027, $240 and $242, respectively.

As for a commitment to purchase inventories, see Note 11e(5).

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 5:-              PROPERTY AND EQUIPMENT

	December 31,
	2007	2006
Cost:
Computers and peripheral equipment	$1,276	$1,080
Electronic equipment	173	134
Office furniture and equipment	34	20
Leasehold improvements	25	22

	1,508	1,256
Accumulated depreciation:
Computers and peripheral equipment	913	756
Electronic equipment	66	43
Office furniture and equipment	21	10
Leasehold improvements	21	18

	1,021	827

Depreciated cost	$487	$429

Depreciation expenses for the years ended December 31, 2007, 2006 and 2005, were $280, $310 and $217, respectively.

During the year ended December 31, 2007, the Company disposed of a fully depreciated property and equipment in the cost amount of approximately $ 86 (depreciated cost of $0).

NOTE 6:-	OTHER ASSETS

a.         Intangible assets:

	December 31,
	2007	2006
Cost:
Acquired technology	$146	$146

Accumulated amortization	146	84

	$-	$62

b.	Amortization expenses of intangible assets amounted to $ 62, $ 49 and $ 35 for the years ended December 31, 2007, 2006 and 2005, respectively.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 7:-	SHORT-TERM BANK CREDIT

Short-term bank credit is comprised as follows:

	Weighted average interest rate
	December 31,		December 31,
	2007	2006	2007	2006

Short-term bank credit - linked to the dollar	*) Libor + 3%	Libor + 3%	$1,942	$6,767

*)	As of December 31, 2007, the annual dollar LIBOR rate was 4.46%.

a.
In October 2005, the Israeli subsidiary received short-term bank credit from an Israeli bank in the amount of $750 which bears annual interest at a rate of LIBOR + 3% (see also Note 12k). The short-term bank credit was repaid in January 2006. The bank credit was replaced in January 2006 by a short term bank credit of $2,000 (see b below).

b.
In January 2006, the Israeli subsidiary received a short-term bank credit from an Israeli bank in the amount of $2,000, which bears annual interest at a rate of 9.3% to be repaid in March 2006. The bank credit was replaced in March 2006 by short-term bank credit of $4,000 (see c below).

c.
In March 2006, the Israeli subsidiary received a short-term bank credit from an Israeli bank in the amount of $4,000, which bears annual interest at a rate of 9%, to be repaid in April 2006. The bank credit was replaced in April 2006 by a short term bank credit in the amount of $8,000, bearing annual interest at a rate of LIBOR + 3% to be repaid on December 31, 2006.

Several stockholders, ("the Guarantors") provided a guarantee ("the Guarantee") to the bank to secure the payment of the short-term bank credit. As a consideration for the guarantee, the Guarantors were entitled to an amount equal to the difference between the basic interest rate (nominal interest of 10% per annum) and the interest rate owed under the short-term bank credit (nominal interest of 8.17% as of December 31, 2007).

d.
In October and November 2007, the Company has reached an agreement with its Guarantors amending the conversion price of the Guarantee and as a result the Guarantors utilized their assumption right and immediately converted a portion of a short term bank credit from an Israeli bank. The terms of the agreement included the assumption and immediate conversion of $5,460 principal amount of the short term bank credit into shares of Common stock at a reduced conversion price of $3.60 per share and warrants to purchase shares of Common stock at an exercise price of $4.10, expiring 5 years from the date of grant. This conversion resulted in the issuance of 1,516,667 shares of Common stock and warrants (exercisable to Common stock at a ratio of 1:1) to purchase 910,000 shares of Common stock.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 7:-	SHORT-TERM BANK CREDIT (Cont.)

The modifications to the terms of the Guarantee were accounted for under the provisions of SFAS 84, "Induced Conversion of Convertible Debt" ("SFAS 84") as an inducement to the Guarantors. As such the Company recorded a non-recurring loss upon inducement in the amount of $2,187, which was recorded as financial expenses against additional paid in capital.

The Company calculated the fair value of the warrants using the Black-Scholes formula with the following weighted-average assumptions: expected volatility of 80%, risk free interest rate of 3.9%, dividend yield of 0% and a weighted-average expected life of the warrants of 5 years. Accordingly, the amount of $2,539, attributed to the issuance of warrants, was recorded as financial expense against additional paid-in capital. Subsequent to the balance sheet date, the remaining short-term bank credit was extended (see also Note 17a)

As of December 31, 2007, the Company paid and accrued interest expenses in the amount of $178 which reflects the difference between the basic interest rate and the interest owed in cash under the short-term credit.

NOTE 8:-	LONG-TERM LOANS

a.	Long-term loans are comprised as follows:

	Interest rate
	December 31,		December 31,
	2007	2006	2007	2006

Total long-term loans	10%	-	4,000	-
Less - current maturities			2,000	-

Total long-term loans, net of current maturities			$2,000	$-

b.
In August 2003, a certain venture lender which has minor stockholding in the Company, and the Israeli subsidiary signed a loan and security agreement ("the August 2003 Agreement") in the amount of up to $4,500. In accordance with the August 2003 Agreement, in January 2004, loans in the amount of $4,148, net, were received (net of the first and the last installments in the amounts of $352). During 2007, 2006 and 2005, principal amounts of $0, $1,000 and $1,813, respectively, were repaid by the Company. The Israeli subsidiary's assets were pledged by a floating charge to secure the repayment of the loan.

The loans bear interest at an annual rate of the U.S. dollar Prime + 9.2% – 9.4% and were to be repaid in thirty monthly installments (the last installment was scheduled in July 2006).

In August 2003, upon signing the August 2003 Agreement, the Company issued to the lender detachable warrants to purchase 6,652 shares of Series C Convertible Preferred stock of the Company, at an exercise price equal to $46.6 per share (see Note 12f). The Company calculated the fair value of these warrants, using the Black-Scholes formula with the following weighted-average assumptions: expected volatility of 90%, risk free interest rate of 3.7%, dividend yield of 0% and a weighted-average expected life of the warrants of 7.4 years.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 8:-	LONG-TERM LOANS (Cont.)

Accordingly, the amount of $250, attributed to the issuance of warrants, was recorded as deferred expense against additional paid-in capital. The deferred expense was amortized over the contractual life of the August 2003 Agreement and was included in the statements of operations as financial expense. For the years ended December 31, 2007, 2006 and 2005, a total amount of $0, $0 and $179, respectively, had been amortized and recorded as financial expenses.

In January 2004, in conjunction with actual withdrawal of the loan, the Company issued to the lender additional warrants to purchase 3,219 shares of Series C Convertible Preferred stock of the Company, at an exercise price equal to $46.6 per share.

The Company calculated the fair value of these warrants, using the Black-Scholes formula with the following weighted-average assumptions: expected volatility of 90%, risk free interest rate of 3.7%, dividend yield of 0% and a weighted-average expected life of the warrants of 7 years, and accordingly, the amount of $119, attributed to the issuance of warrants, was recorded as a discount from the long-term loan balance against additional paid-in capital. The discount is amortized over the loan period as financial expense for the years ended December 31, 2007, 2006 and 2005, total amounts of $0, $8, and $46 had been amortized and recorded as financial expenses, respectively.

The loan was fully repaid in June 2006.

c.
In October 2004, a certain venture lender which has minor stockholding in the Company and the Israeli subsidiary signed a loan and security agreement ("the October 2004 Agreement") in the amount of up to $5,000. The loaned funds were available as follows: the first tranche of $3,000 was available through November 2004, the second tranche of $1,500 was available through February 2005, and the third tranche of $500 was available through May 1, 2005. The second and the third tranches were contingent upon achieving revenue goals as described in the October 2004 Agreement. Since the Company did not achieve the revenue goals, it withdrew only $3,000 during 2004.

The loan bore annual interest of 12.1% and was to be repaid in thirty monthly installments. In addition, as part of the October 2004 Agreement, the Company granted the lender, subject to actual utilization of the available funds, warrants to purchase 10,769 shares of Series D Convertible Preferred stock, at a per share exercise price of $ 33.7. The warrants are exercisable for seven and a half years from the issuance date.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 8:-	LONG-TERM LOANS (Cont.)

In November 2004, the Company obtained a secured loan in the amount of $2,770, net, through the first tranche of the October 2004 Agreement described above (net of the first and the last installments in the amount of $230). During 2005 and 2004, principal amounts of $1,104 and $86, respectively were repaid by the Company. The Israeli subsidiary's assets are pledged as a floating charge (see Note 12h).

The Company calculated the fair value of these warrants, using the Black-Scholes formula with the following weighted-average assumptions: expected volatility of 90%, risk free interest rate of 3.3%, dividend yield of 0% and a weighted-average expected life of the warrants of 7.5 years and accordingly, the value attributed to these warrants in the amount of $249 was recorded as a discount from the long-term loan balance. The discount is amortized over the loan period as financial expense. For the years ended December 31, 2007, 2006 and 2005, $0, $81 and $152 had been amortized and recorded as financial expenses, respectively.

The loan was fully repaid in June 2006.

d.
In March 2007 IXI and IXI R&D entered into new loan agreements ("March 2007 Loans") with certain existing IXI shareholders and existing lenders of the Convertible Bridge Loan under which IXI received a gross amount of $6,000 in two tranches of $3,000 each. The March 2007 Loans bear interest at the rate of 10% per annum. One-half of the March 2007 Loans is to be repaid on June 6, 2008 and the balance of the March 2007 Loans shall be due and payable on June 6, 2009, in each case together with any interest accrued and unpaid thereon.

In November 2007, the Company has reached an agreement with one of its existing shareholders amending the terms of its non-convertible loan into convertible debt and the immediate conversion of $2,000 principal amount of debt related to the March 2007 Loans, into shares of Common stock at a reduced conversion price of $3.60 per share and the issuance warrants to purchase shares of Common stock at an exercise price of $4.10, expiring 5 years from the date of grant. This amount represents the entire amount of the principal debt held by the specific existing shareholder from the March 2007 Loans. This conversion resulted in the issuance of 555,556 shares of Common stock and warrants (exercisable to Common stock at a ratio of 1:1) to purchase 333,334 shares of Common stock.

The modifications to the terms of the March 2007 Loans were accounted for under the provisions of SFAS 84, as an inducement to the lender. As such, the Company recorded a non-recurring loss upon inducement in the amount of $289 in the financial expenses against additional paid-in capital.

The Company calculated the fair value of the warrants, using the Black-Scholes formula with the following weighted-average assumptions: expected volatility of 80%, risk free interest rate of 3.9%, dividend yield of 0% and a weighted-average expected life of the warrants of 5 years. Accordingly, the amount of $ 913, attributed to the issuance of warrants, was recorded as financial expenses against additional paid-in capital.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 9:-	CONVERTIBLE LOANS

a.
In May and July 2004, IXI and certain of its existing stockholders signed pre-round convertible loan agreements in the amount of $3,515. The loans were linked to the dollar and bore interest at an annual rate of 8%.

On August 24, 2004, the loans together with the accrued interest in an amount of $3,564 were converted into shares of Series D Convertible Preferred Stock as part of the investment round (see Note 12g). No beneficial conversion feature was embedded in such transaction.

In January and February 2005, the lender was issued 21,322 detachable warrants fully exercisable into shares of Series D Convertible Preferred Stock (see Note 12i).

The fair value attributed to the warrants granted upon conversion of the convertible loan, amounted to $180, and was recorded as financial expense.

b.
In July 2005, IXI entered into a new convertible loan agreement with certain of its existing stockholders under which it received a convertible loan in the total amount of $6,109 ("the Convertible Loan"). The Convertible Loan bore annual interest at a rate of 8%.

Under the terms of the Convertible Loan, in the event that no investment transaction, liquidity event or asset sale had occurred prior to December 31, 2005 as defined in the Convertible Loan agreement, then at the option of the lenders, the loan amount with the interest accrued thereon through such date shall either: (i) be automatically converted into new shares of Convertible Preferred Stock, but at a per share price providing the lenders with 50% of the equity capital of IXI in the aggregate on a fully diluted basis as of the date of such conversion, or (ii) be paid in cash, in which case IXI will pay the lenders the Convertible Loan amount which was not paid prior to such time together with the interest accrued thereon through such date within 10 days after the repayment date. No beneficial conversion feature was embedded in such transaction.

In February 2006, IXI issued 2,798,593 shares of Series D-1 Convertible Preferred stock to the lenders upon the conversion of the Convertible Loan (see also Note 12m).

c.
On June 20, 2006, IXI entered into the New Convertible Bridge Loan Agreement with a new lender ("the New Lender") and the Israeli subsidiary. Pursuant to the original terms of the New Convertible Bridge Loan, the New Lender loaned the Israeli subsidiary $20,000 (of which the Company paid costs of $1,700 in cash to certain private placement agents and $700 in cash, upon consummation of the Merger, to certain financial institutions providing advisory services to the Company) with IXI acting as guarantor thereto. The New Convertible Bridge Loan bears interest of 10% per annum during the first twelve months from the date of closing, and thereafter will go up to 20% per annum.

IXI has provided to the New Lender and is subject to certain covenants in respect of the New Convertible Bridge Loan Agreement. As of December 31, 2007 and 2006, the Company and IXI, respectively, complied with these covenants.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 9:-	CONVERTIBLE LOANS (Cont.)

Pursuant to the original terms of the New Convertible Bridge Loan, it will be repaid upon the earlier of: (1) sixty business days following the closing of the Merger ("the Repayment Date"); (2) the acceleration of the New Convertible Bridge Loan in accordance with the New Convertible Bridge Loan Agreement, and (3) twenty four months from the date of closing of the New Convertible Bridge Loan, unless prepaid by the Israeli subsidiary (the events in (2) and (3) above being referred to as the "Maturity Date"). The first interest payment will be made on June 30, 2007 and thereafter on a quarterly basis. Should the Merger fail, the Israeli subsidiary has the right at any time to prepay the entire outstanding principal amount of the New Convertible Bridge Loan along with accrued and unpaid interest thereon plus a six months premium interest. All obligations of IXI and the Israeli subsidiary are secured by a first priority security interest on the Company's and the Israeli subsidiary's assets (subject to limited exceptions).

In addition, pursuant to the original terms of the New Convertible Bridge Loan upon the consummation of the Merger, the New Lender was entitled to receive 600,000 shares of ITAC Common stock and the Guarantors were entitled to receive 240,000 shares of ITAC Common stock. Conditional on the closing of the Merger, certain private placement agents were entitled to receive 18,000 shares of ITAC Common stock. In addition, conditional on the closing of the Merger, certain financial institutions providing advisory services to IXI, were entitled to receive 36,000 shares of ITAC Common stock and warrants to purchase 100,000 shares of ITAC Common stock at an exercise price of $5.00, expiring in 2009. In addition, each of the New Lender and the Guarantors were entitled to convert all or part of their respective debt facilities into shares of ITAC Common stock within 60 business days following the consummation of the Merger, at a price of $6.50 per share.

In addition, the Guarantors have undertaken in the letter agreement to extend their Guarantee and to maintain the existing short-term bank credit and loan at $8,000 until the Repayment Date or Maturity Date (as the case may be) (see also Note 7d). Pursuant to the letter agreement, each of the Guarantors is entitled to assume all or any part of any amounts owed by the Israeli subsidiary to the bank under the bank credit or under the loan and in any such event, any such assuming Guarantor shall be entitled to the same rights and benefits conferred to the New Lender by the New Convertible Bridge Loan Agreement. In consideration of the extension of the Guarantee, the Guarantors are entitled to an amount equal to the difference between the basic interest rate set forth in the New Convertible Bridge Loan Agreement (nominal interest of 10% per annum during the first twelve months from the date of closing, and thereafter 20% per annum) and the interest rate owed under the short-term bank credit (nominal interest of LIBOR+3%) and the loan received from the bank calculated on the aggregate principal amount of the short-term bank credit and the bank loan for any period during which the Guarantee has been outstanding (see also Note 7d).

Furthermore pursuant to the original terms , if each of the above converts 50% or more of its respective debt facility within 60 business days following the closing of the Merger, it will be entitled to receive warrants to purchase ITAC Common stock at an exercise price of $5.00, expiring in 2009. The maximum total number of shares under the warrants is 1,000,000, allocated between the New Lender and the Guarantors according to the proportionate amount of their debt facility. The foregoing obligations of IXI and of the Israeli subsidiary were assumed by ITAC in conjunction with and as part of the Merger. The New Lender agreed to be subject to lock-up arrangements which have been agreed to by the principal stockholders of IXI and are entitled to registration rights, in respect of ITAC shares of Common stock on the same terms as those stockholders.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 9:-	CONVERTIBLE LOANS (Cont.)

IXI accounted for the New Convertible Bridge Loan under EITF No. 00-27 "Application of Issue 98-5 to Certain Convertible Instruments" ("EITF No. 00-27") according to which, upon receiving the New Convertible Bridge Loan to IXI, no beneficial conversion feature was recorded. Furthermore, since the conversion of the convertible debt was contingent upon future events, at the time of such amendment - specifically the Merger closing and conversion of the debt, the beneficial conversion feature of the debt, if any, would have been recorded to the extent that a triggering event occurs and the contingency is resolved, based on the original fair value of ITAC's shares on the commitment date of issuance of the convertible debt.

Consequently, upon the consummation of the Merger, the fair value of the conversion feature detailed above was recorded.

In December 2006, the parties to the New Convertible Bridge Loan agreed to amend the New Convertible Bridge Loan (see also Note 1i) so that after the New Amendment becomes effective, the terms of the New Convertible Bridge Loan would change as detailed below. The New Amendment is only applicable in the event that the Merger is consummated and approved by ITAC's stockholders. Following the New Amendment, the new interest rate of the New Convertible Bridge Loan is a flat interest of 10% per annum throughout its term. The New Repayment Date will be 365 days as of the closing of the Merger. According to the New Amendment, the Lenders shall have a right to convert their respective debt facilities into shares of ITAC Common stock at any time within this period, at a price of $5.50 per share (as opposed to $6.50 before the New Amendment). Upon consummation of the Merger, the New Lender received 1,000,000 (as opposed to 600,000 before the New Amendment) shares of ITAC Common stock and the Guarantors received 400,000 (as opposed to 240,000 before the New Amendment) shares of ITAC Common stock. All other terms of the New Convertible Bridge Loan remain the same.

The modification to the terms of the Convertible Bridge Loan was accounted for under the provisions of EITF 06-6, "Debtor's Accounting For a Modification (or Exchange) of Convertible Debt Instruments", as an extinguishment of the Convertible Bridge Loan, and the issuance of a new loan under the modified terms, and as such, the Company recorded an immediate loss of approximately $8,800 for the extinguishment of the original Convertible Bridge Loan as additional financial expenses. Additional financial expenses of approximately $ 1,200 were recognized due to the full amortization of various deferred charges related to the loan. The amended Convertible Bridge Loan was recorded in the balance sheet based on its fair value which amounted to approximately $26,000. As the fair value of the amended Convertible Bridge Loan is greater than its contractual repayment schedule, such premium was amortized over the contractual term of the loan using the effective interest method as financial income.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 9:-	CONVERTIBLE LOANS (Cont.)

In October 2007, the Company has reached an agreement with the New Lender of the New Convertible Bridge Loan amending the New Convertible Bridge Loan with respect of immediate conversion of approximately $ 15,840 principal amount of the New Convertible Bridge Loan into shares of Common stock at a reduced conversion price of $ 3.60 per share and warrants to purchase shares of Common stock at an exercise price of $ 4.10, expiring 5 years from the date of grant. This conversion resulted in the issuance of 4,400,000 shares of Common stock and warrants (exercisable to Common stock at a ratio of 1:1) to purchase 2,640,000 shares of Common stock (see Note 17b).

The modifications to the terms of the New Convertible Bridge Loan were accounted for under the provisions of SFAS 84, as an inducement to the New Lender. As such the Company recorded a non-recurring loss upon inducement in the amount of $ 6,353 in the financial expenses against additional paid-in capital. The Company also recorded additional charges in the amount of $ 1,430 in the financial expenses due to the acceleration of amortization of deferred debt issuance costs.

The Company calculated the fair value of the warrants, using the Black-Scholes formula with the following weighted-average assumptions: expected volatility of 80%, risk free interest rate of 3.9%, dividend yield of 0% and a weighted-average expected life of the warrants of 5 years. Accordingly, the amount of $ 7,366, attributed to the issuance of warrants, was recorded as financial expenses against additional paid-in capital.

As of December 31, 2007 the remaining principal amount of the New Convertible Bridge Loan which has not been subject to the aforementioned inducement offer is $ 4,492 (see also Note 17c).

NOTE 10:-	OTHER PAYABLES AND ACCRUED EXPENSES

	December 31,
	2007	2006

Accrued expenses	$2,075	$1,041
Accrued interest on loans	3,004	1,067
Government authorities	1,322	1,032
Related parties	-	306

	$6,401	$3,446

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 11:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	OCS commitment:

The Israeli subsidiary participated in programs sponsored by the OCS for the support of research and development activities. According to the original terms of the grant, the Israeli subsidiary was obligated to pay royalties to the OCS, at the rate of 3% based on the sales of the products and other related revenues generated by such projects, up to 100% of the grants received. During the years 2007, 2006 and 2005, the Israeli subsidiary did not pay any royalties to the OCS.

Due to the breach of the terms of the grant, as more fully described in Note 1h, as of December 31, 2007, the Company had entered into discussions with the OCS in order to achieve a settlement regarding the breach of the agreement terms by the Company. The Company has provided accruals totaling $3,261 to cover the repayment of all funds provided by the OCS with accrued interest thereon (see also Note 1h).

b.	Lease commitments:

The Group leases its office facilities and motor vehicles under various operating leases.

1.
The Group leases its office facilities under several non cancellable operating lease agreements for various periods ending through December 2009. Future minimum lease commitments under non-cancelable operating leases are as follows:

December 31,

2008		$687
2009		476

	$ *)	1,163

*)	Net of future sub-leases payments, in the total amount of $130 as of December 31, 2007.

Total rent expenses for the years ended December 31, 2007, 2006 and 2005 were approximately $548, $454 and $229, respectively.

2.	The Israeli subsidiary leases its motor vehicles under cancelable operating lease agreements, which expire on various dates, the latest of which is in November 2009.

The minimum payment (penalty) secured by a deposit under these operative lease agreements upon cancellation of these lease agreements was $63 as of December 31, 2007.

Lease expenses of vehicles for the years ended December 31, 2007, 2006 and 2005 were $485, $336 and $243, respectively.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 11:-	COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

c.	Legal:

1.
On September 18, 2005 and September 27, 2005, the Company received letters from a certain vendor claiming that the Company breached the contractual relationship between the parties. The Company's management is of the opinion that such claim has no legal basis, as reflected in the Company's responses to said letters issued by its external legal counsel in corresponding letters, dated September 22, 2005 and October 20, 2005. Consequently, no amount has been accrued on account of these claims.

2.
On August 10, 2005, the Company received a demand to pay $300 from the licensee of the Company for failing to deliver its software on time, since the Company did not meet the license agreements terms, following the discontinuing of operations of the operating system business unit. Although the formal demand was in the amount of $300, the Company has anticipated a refund of the total amount of $600 collected from the licensee, which was recognized as deferred revenues.

In November 2006, the licensee agreed to release and discharge the Company from any and all claims, liabilities and obligations if the Company agrees to assign all of the licensee rights and obligations to the purchaser of the licensee's communication and application processor business (see also Note 1g).

Accordingly, the Company's management decided to reverse the liability. The adjustment of $600 was recorded as revenue in the statements of operations from discontinued operations against reduction of other payable and accrued expenses of the discontinued operation (see also Note 1g).

3.
In November 2005, the Company received a demand to pay $1,368 from a subcontractor. The Company had recorded a provision which the Company's management believed to be sufficient to cover the probable costs to resolve such a demand.

In September 2006, the Company reached a settlement with that subcontractor. The settlement resulted in a total payment of $210. (see also Note 1g).

4.
Liabilities related to legal proceedings, demands and claims are recorded when it is probable that a loss has been incurred and the associated amount can be reasonably estimated. The Company's management, based on its legal counsel opinion, believes that it had provided an adequate accrual to cover the costs to resolve the aforementioned legal proceedings, demands and claims.

d.	Charges and guarantees:

IXI and the Israeli subsidiary have floating and standing charges on all of their assets pursuant to certain loan and security agreements.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 11:-	COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

The Israeli subsidiary has pledged in favor of a certain bank all rights and funds for the benefit of the accounts and deposits managed in said bank for the benefit of any substitute accounts and deposits, as well as all accrued income and benefits resulting from the deposit account.

IXI and the Israeli subsidiary have pledged certain bank accounts in the amount of $ 183 and $ 269 as of December 31, 2007 and 2006, respectively to cover bank guarantees mainly in respect of an office lease agreement and credit line relating to its use of credit cards.

e.	Other:

1.
The Company provides a warranty for its products for various periods ranging between twelve months to thirty months. The Company provides an accrual to cover the costs of such commitments, when such costs are estimated by the Company's management as probable to be incurred.

2.
The Company is committed to participate in marketing and advertising efforts of a number of its customers through reimbursement of direct expenses actually paid by such customer, up to limited, pre-defined amounts. Such participation costs are recorded as selling and marketing expenses or deduction of revenues, as appropriate. For the years ended December 31, 2007 and 2006, the Company recorded reimbursement costs in a total amount of $ 955 and $ 274, respectively as selling and marketing expenses.

3.	Agreement between IXI Israel and US Leading Corporation (the "Corporation"):

In October 2005, IXI R&D entered into an agreement with the Corporation for a period of two years, following the first commercial deployment of the service enabling IXI R&D to provide to its customers the services that the Corporation provides for mobile devices ("the Service") provided that the Corporation shall also sign a separate marketing agreement with each cellular or internet service provider the Company is or will be engaged with. The Corporation is entitled, at its own discretion and in accordance with the terms of the agreement, to cancel such marketing agreement with the cellular operators of internet service providers and shall notify IXI R&D on such cancellation. Should the Corporation cancel such marketing agreement, IXI R&D shall have no right to make a claim against the Corporation for losses it may incur, if any, from such cancellation of the marketing agreement, as hereinabove. The agreement provides the Company with the right to use the trademarks of the Corporation.

For the deployment of the Service, IXI R&D paid the Corporation an advance payment of $100. In addition, IXI R&D is required to pay a certain percentage of the monthly revenues derived from each user of the Service, depending on the geographic region in which such Services are provided. The agreement also contained a commitment to pay minimum amounts, based on future estimated revenues from subscribers, to be paid by the Company for the years 2007, 2006 and 2005 of $7,980, $3,630 and $180, respectively.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 11:-	COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

In April 2007, IXI R&D and the Corporation signed an amendment ("the 2007 Amendment") to the original agreement between the parties dated October 2005. The main terms of the 2007 Amendment are as follows: (i) the minimum amount to be paid has been reduced to $ 85 per month beginning January 2007 and (ii) the term of the agreement has been extended until September 30, 2009.

For the years ended December 31, 2007, 2006 and 2005 total amount of $1,020, $3,630 and $180, respectively, were paid and recorded as cost of revenues in the statement of operations.

4.
In November 2006, the Company entered into an agreement with a second major IM provider, enabling the Company for a period of two years to provide end-users of the Ogo device with access to IM services for mobile devices. The agreement requires us to make certain minimum payments varying according to geographical deployment. The minimum annual payment to be made throughout the duration of the agreement is $360. However, this amount may increase depending on the number of deployments with customers as well as the geographical regions in which deployment occurs.

For the years ended December 31, 2007, 2006 and 2005, the Company recorded expenses in respect of this agreement in total amount of $601, $0 and $0, respectively, as costs of revenues in the statements of operations.

5.
In December 2007, The Company entered into an agreement with a major IM provider, enabling the Company for a period of two years to provide end-users of the Ogo device with access to IM and email services for mobile devices. The Company is required to pay a certain percentage of the monthly revenues derived from each user of the IM services, depending on the geographic region in which the IM service is provided. The agreement also requires the Company to make minimum payments in the amount of approximately $1,000 through the two year term of the agreement.

6	As of December 31, 2007, the Company had open purchase orders attributed mainly to purchasing inventory and products development in a total amount of approximately $5,240.

7.	Compensation agreement with the Co-Chairman of the Company ("the Co-Chairman") and the Chief Executive Officer ("CEO"):

The Co-Chairman's employment agreement includes salary based on annual cost for the Company of $210. The CEO's employment agreement provides for an annual salary that was changed due to the Merger from $200 to $250.

The Co-Chairman and the CEO are eligible to participate in all applicable Company benefit plans.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 11:-	COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

The Co-Chairman and the CEO were each granted prior to the Merger, right to receive options to purchase up to 750,000 shares of ITAC Common stock at an exercise price of $5.00 per share. The options will vest based on the Company’s attaining certain performance or market conditions.

During the year ended December 31, 2007, the Company recorded compensation costs in the amount of $619 in connection with the market condition awards. The compensation was calculated using the Binomial Lattice model.

During the year ended December 31, 2007, since the Company estimated that it was not probable that the performance goals will be achieved, no expenses were recorded with respect to the performance-based compensation awards.

In addition, the Co-Chairman and the CEO are entitled to an "Annual Bonus" and "Target Bonuses." The Annual Bonus entitles each of the Co-Chairman and the CEO to 2% of the growth of the annual consolidated net income compared to the previous year. The Target Bonuses entitle the Co-Chairman and the CEO, each, to the following payments:

a)
A cash bonus ("the Share Price Bonus") of $200, upon the achievement of $8.50 price per share during any twenty trading days during any thirty consecutive trading day period prior to the fourth anniversary of the consummation of the Merger;

b)
If the Co-Chairman and the CEO become entitled to the Share Price Bonus, they will be eligible to receive additional cash bonuses of up to $800 ("the Second Bonus") based on certain future events of the exercise of warrants.

c)	Four cash bonuses of up to $200 each, for the achievement of certain performance and market conditions.

As of December 31, 2007, the Company recorded long-term liabilities in the amount of $82 due to Target Bonuses liability. The liability was calculated using the Binomial Lattice model.

If the Co-Chairman's or the CEO's employment agreement is terminated by the Company for any reason other than termination for cause or is terminated by them for justifiable reason, all as defined in the employment agreements, they will be entitled to receive their salary and benefits for 12 months; the vesting of all the options that vest as a function of time will be accelerated and they will get the pro rata share of the Annual Bonuses and the Target Bonuses. In addition, the milestone options, the Share Price Bonus and the Second Bonus shall not expire and shall vest upon their applicable triggering events even if those occur after termination. The exercise period of all options shall be extended to the full term of the options.

If a termination for cause of the Co-Chairman's and the CEO's employment is effected by the merged entity or their employment is terminated by them for a reason other than justifiable reason all as defined in the employment agreements, they shall be entitled only to the salary and benefits and the Annual Bonuses, Target Bonuses, Share Price Bonus, Second Bonus and additional options (subject to vesting events and conditions precedent) that would have been due to them in the three-month period following giving of the notice of termination.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 11:-	COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

8.	Covenants:

The Company has provided to ITAC and is subject to certain covenants in respect of the Merger Agreement (see also Note 1a).

NOTE 12:-	STOCKHOLDERS' EQUITY (DEFICIENCY)

a.
Upon the Merger, the shares of IXI stock were canceled and exchanged into the Company's shares at a ratio of 1:0.15. All share information included in this report has been retroactively adjusted to reflect this exchange.

b.	Common stock:

Shares of Common stock entitle holders to voting rights, the right to receive cash dividends and the right to share in excess assets upon liquidation of the Company.

c.	Convertible Preferred stock:

Shares of Preferred stock entitle holders to have all the rights of holders of Common stock and in addition, they have preferences in the event of liquidation, dividend, registration and anti-dilution rights. Each share of Preferred stock is convertible into one share of Common stock (except for Shares of Series A Convertible Preferred stock which will be converted in a ratio of 1:1.76) at any time, at the holder's discretion, and automatically upon an IPO of the Company's Common stock. Holders of Series D Convertible Preferred stock have preference over Series C Convertible Preferred stock, Series B Convertible Preferred stock, Series A Convertible Preferred stock and over Common stock, including cumulative dividends at a rate of 8% per share. Holders of Series C Convertible Preferred stock have preference over Series B Convertible Preferred stock, Series A Convertible Preferred stock and over Common stock. Series B Convertible Preferred stock have preference over Common stock and over Series A Convertible Preferred stock. Holders of Series A Convertible Preferred stock have preference over Common stock. The preference is in connection with the abovementioned rights

Upon consummation of the Merger, all of the outstanding shares of Preferred stock were converted into shares of Common stock of the Company.

d.
The Company is obligated to issue to a legal consultant in consideration of legal services provided to the Company in the year ended December 31, 2000, up to 1,488 shares of Common stock at par value with estimated fair value of $10, which were recorded as expenses.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 12:-	STOCKHOLDERS' EQUITY (DEFICIENCY) (Cont.)

e.
On July 15, 2003, certain officers of the Company early-exercised options to purchase a total of 24,360 shares of Common stock, paying the exercise price in the form of nine-year full-recourse promissory notes, in an aggregate amount of $378 bearing interest of 2.75% per annum. The restricted stock received by officers in exchange for the payment of the exercise price are subject to a repurchase feature by the Company, which is exercisable upon a voluntary or non-voluntary termination before the end of the remaining vesting period. The notes are presented as a deduction from stockholders' equity (deficiency).

On August 31, 2005, as part of the termination of their agreement, the Company re-purchased from two employees an aggregate of 17,254 shares of Common stock that were subject to a repurchase feature, by waiving full recourse promissory notes previously provided to the employees by the Company. Accordingly, an expense of $268, representing the difference between the book value of the forgiven loan and the fair value of the repurchased shares, was recorded in operating expenses.

During the year ended December 31, 2007, the officer paid the remaining amount of $ 110.

f.	In August 2003, certain investor and IXI R&D signed the August 2003 Agreement (see also Note 8b).

In October 2003, as part of the August 2003 Agreement, the Company granted the investor warrants to purchase 6,652 shares of Series C Convertible Preferred stock, at an exercise price of $46.6 per share. These warrants are exercisable at any time prior to the expiration of their term in 2010.

In January 2004, in accordance with the August 2003 Agreement, the Company issued additional warrants to purchase 3,219 shares of Series C Convertible Preferred stock at an exercise price of $46.6 per share. The Company calculated the fair value of these warrants, using the Black-Scholes formula with the following weighted-average assumptions: expected volatility of 90%, risk free interest rate of 3.7%, dividend yield of 0% and a weighted-average expected life of the warrants of 7 years, and accordingly, the amount of $119, attributed to the issuance of warrants, was recorded as a discount from the long-term loan balance against additional paid-in capital. The discount is amortized over the loan period as financial expense. For the years ended December 31, 2007, 2006 and 2005 total amounts of $0, $8 and $46 had been amortized and recorded as financial expenses, respectively. Prior to the consummation of the Merger agreement IXI and the warrants holders reached an agreement, accordingly, upon the consummation of the Merger the warrants amount was reduced by 50% and the exercise price was adjusted to $0.06. The warrants were exercised upon the consummation of the Merger.

g.
In August 2004, the Company signed a stock purchase agreement with some of its current stockholders and a new investor for the sale and issuance of 356,936 shares of Series D Convertible Preferred stock for a total gross amount of $11,932 (prior to $209 of issuance costs and including the conversion of pre-round convertible loans and accrued interest, received in May and July 2004 in the total amount of $3,564).

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 12:-	STOCKHOLDERS' EQUITY (DEFICIENCY) (Cont.)

As part of this agreement, the investors were granted warrants to purchase 5,577 and 140,380 shares of Series D Convertible Preferred stock at an exercise price of $25.9 and $33.7, respectively. These warrants were cancelled upon the consummation of Merger.

h.
In November 2004, the Company obtained $2,770 as a secured loan through the first tranche of the agreement described in Note 8c. As a result, the Company granted warrants to purchase 10,769 shares of Series D Convertible Preferred stock, at an exercise price of $33.7 per share.

i.
In January and February 2005, the Company signed an addendum to the Series D Convertible Preferred Stock Purchase Agreement originally signed in August 2004. Pursuant to the addendum, the Company issued 306,209 shares of Series D Convertible Preferred stock, in consideration of proceeds in the amount of $10,228 (net of $8 in issuance costs). As part of the addendum, the Company issued to the investors warrants to purchase 107,173 shares of Series D Convertible Preferred stock at an exercise price of $33.7 per share. These warrants were cancelled upon the Merger consummation.

j.
On September 15, 2005, the stockholders of the Company resolved to amend and restate the Company's Certificate of Incorporation by conversion into shares of Common stock of all the shares of Preferred Stock (and securities convertible into Preferred stock) held by stockholders who did not participate in the convertible loan agreement of July 2005. The conversion of all the other classes of Preferred Stock into shares of Common stock was at a ratio of 1:1, which was the original conversion ratio.

k.	In October 2005, the Company obtained short-term bank credit in the amount of $750 as described in Note 7a. Several stockholders provided a guarantee for the payment of the short-term bank credit.

As consideration for the guarantee, in February 2006, the Company issued the stockholders warrants to purchase 166,262 shares of Common stock at an aggregate exercise price of $0.06 per share. These warrants are exercisable at any time until an IPO or a change in control of the Company. The amount attributed to the issuance of these warrants was $269 and was recorded as financial expenses during 2005 pursuant to the provisions of EITF 96-18 and SFAS No. 123.
The Company calculated the fair value of these warrants, using the Black-Scholes formula with the following weighted-average assumptions: expected volatility of 90%, risk free interest rate of 3.3%, dividend yield of 0% and a weighted-average expected life of the warrants of one year.

l.	During July 2006, an employee exercised 5,340 options into shares of Common stock in consideration of a total amount of $2.

m.	In February 2006, the Company issued 2,798,593 shares of Series D-1 Convertible Preferred stock for the conversion of the Convertible Loan.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 12:-	STOCKHOLDERS' EQUITY (DEFICIENCY) (Cont.)

In February 2006, the Company issued 1,773,494 shares of Series D-1 Convertible Preferred Stock to those stockholders of the Company that entered, directly or indirectly, into the Keep Well Agreement with one of the Company's customers for an exercise price of $0.06 per share (see also Note 1j).

n.	On June 6, 2007, prior to the Merger, the Co-Chairman was granted 216,000 shares of IXI's Common stock.

o.
In October and November 2007, the Company has reached an agreement with the Guarantors and with the New Lender of the New Convertible Bridge Loan. The agreement includes the immediate assumption and the conversion of approximately $5,460 of a short term bank credit of an Israeli bank (see Note 7d) and conversion approximately $15,840 principal amount of the new convertible bridge loan (see note 9c) by the Guarantors and the New Lender, respectively, into shares of Common stock at a reduced conversion price of $3.60 per share (this being an amendment to the previously agreed conversion price of $5.50). The agreement also includes issuance of warrants to purchase shares of Common stock at an exercise price of $4.10, expiring 5 years from the date of grant. This conversion will result in the issuance of 5,916,667 shares of Common stock and warrants (exercisable to Common stock at a ratio of 1:1) to purchase 3,550,000 shares of Common stock.

The Company calculated the fair value of these warrants, using the Black-Scholes formula. (See also Note 9c and Note 7d)

p.
In October 2007, the Company entered into binding subscriptions for a private placement of $5,123 ("First Tranche"). In November 2007 the Company entered into binding subscriptions for an additional amount of $4,608 ("Second Tranche") on terms identical to those of the First Tranche.

Upon closing, the Company issued 2,703,000 shares of Common stock at a price of $3.60 per share. The investors were also issued warrants to purchase an aggregate amount of 1,621,800 shares of Common stock at a price of $4.10, expiring 5 years from the date of grant. Total proceeds to the Company in the private placement were $ 9,160, net of issuance expenses.

In October 2007, the Company signed an agreement with a certain advisor to assist the Company in its investment efforts. Under this agreement the Company agreed to pay the advisor an annual fee and a success fee in the event that the advisor assists the Company in fund raising. The success fee will be combined of a cash fee and Company's warrants according to the actual funds raised by the Company.

Consequently, as a result of the private placement investment, this advisor was entitled to $558 cash payment which was deducted from his investment in the Company and 135,150 warrants (exercisable to Common stock at a ratio of 1:1) to purchase shares of Common stock at a conversion price of $4.10 per share. The net proceeds received in this private placement were recorded as stockholders' equity. The amount attributed to the issuance of these warrants was $383. These issuance costs were recorded as additional paid in capital pursuant to the provisions of EITF 96-18 so that the net effect of the warrants was zero.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 12:-	STOCKHOLDERS' EQUITY (DEFICIENCY) (Cont.)

The Company calculated the fair value of these warrants, using the Black-Scholes formula with the following weighted-average assumptions: expected volatility of 80%, risk free interest rate of 3.9%, dividend yield of 0% and a weighted-average expected life of the warrants of 5 years.

q.
In November 2007, the Company has reached an agreement with one of its existing shareholders amending the terms of its March 2007 Loan (non convertible) into convertible loan and the immediate conversion of $2,000 principal amount of debt, into shares of Common stock at a reduced conversion price of $3.60 per share (this being an amendment to the previously agreed conversion price of $5.50) and issuance warrants to purchase shares of Common stock at an exercise price of $4.10, expiring 5 years from the date of grant. This amount represents the entire amount of the principal debt held by the specific existing shareholder from the March 2007 Loans. This conversion resulted in the issuance of 555,556 shares of Common stock and warrants (exercisable to Common stock at a ratio of 1:1) to purchase 333,334 shares of Common stock.

The Company calculated the fair value of the warrants, using the Black-Scholes formula (see Note 8d)

r.
In November 2007, the Company entered into an equity line of credit ("ELOC") arrangement with a certain investor. Pursuant to the terms of the ELOC arrangement, the Company has the right to sell and investor is obligated to purchase up to an aggregate of $5,000 in shares of Common stock at a discount to the market price as defined in the ELOC agreement ranging between 5% and 10% depending on the market price as defined in the ELOC agreement of the Common stock at the time of sale. The ELOC arrangement will remain in effect until the earlier of 24 months following the date that this agreement is declared effective and November 10, 2010, unless otherwise terminated by the Company or the investor pursuant to the terms of the ELOC arrangement. In connection with the ELOC arrangement, the Company issued investor as a commitment fee 75,000 shares of Common stock and a 5 years warrant to purchase up to 312,500 shares of Common stock at an exercise price of $4.10 per share. The warrant issued to investor will vest proportionally to the value of the shares purchased by investor under the ELOC arrangement at the time of purchase. The amount attributed to the issuance of these shares of Common stock was $284 (net of $9 issuance costs) and was recorded as financial expenses during 2007.

The Company calculated the fair value of these warrants, using the Black-Scholes formula with the following weighted-average assumptions: expected volatility of 80%, risk free interest rate of 3.97%, dividend yield of 0% and a weighted-average expected life of the warrants of 5 years. As of December 31, 2007 no amounts have been withdrawn from the ELOC. Consequently, none of the warrants vested; accordingly, no financial expenses were recorded.

s.	As of December 31, 2006, the amount of outstanding warrants to purchase shares of Series D Convertible Preferred stock and Series C Convertible Preferred stock were 207,828 and 9,871, respectively.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 12:-	STOCKHOLDERS' EQUITY (DEFICIENCY) (Cont.)

Most warrants to purchase shares of Series D Convertible Preferred stock were exercisable at any time until an IPO or a change in control of the Company, except for warrants to purchase 10,769 shares of Series D Convertible Preferred stock which were exercisable at any time until 2012.

Warrants to purchase shares of Series C Convertible Preferred stock were exercisable at any time prior to the expiration of their term in 2010.

The Company has negotiated with the warrant holders who held warrants which do not expire upon the Merger so that the exercise price of the warrants was reduced to $0.06 and the quantity was reduced by 50% upon the Merger. Simultaneously, the (remaining) warrants were exercised by said holders. Such changes in the exercise price were accounted for as a modification to the original award terms. Accordingly, the incremental value representing a greater value to the holders immediately after the modification when compared to the warrant value immediately before the modification, such difference was recognized as a financial expense.

t.	Stock option plans:

The Company has authorized, under the Company's 2000 and 2003 U.S. Stock Incentive Plans and 2000 and 2003 Israeli Option Plans, the grant of options for shares of Common stock to directors, employees, officers and consultants. The compensation cost that has been charged against income for those plans was $2,956, $454 and $304 for the years ended December 31, 2007, 2006 and 2005, respectively. The options granted generally have a four-year vesting schedule and expire ten years subsequent to the date of grant.

The Company currently operates three option plans. For U.S. employee and non-employee service providers, the 2000 Second Amended and Restated Stock Incentive Plan ("the U.S. Plan") and the 2003 Israeli Stock Option Plan ("the Israeli Plan"), for Israeli employee and non-employee service providers (the U.S. Plan and the Israeli Plan collectively "the Company's Plans").

On October 2, 2007 the Company's Board of Directors approved an increase in the number of options available for future grant of 800,000 options under the Plans for the retention of directors, employees, officers and consultants.

The Company's Plans, as were amended and approved by the Company's shareholders, permit the grant of share options and shares to its employees for up to 2,065,175 shares of Common stock as of December 31, 2007. The Company's management believes that such awards better align the interests of its employees with those of the Company and its shareholders. In the past, as a private company, option awards were generally granted with an exercise price equal to the fair market value as determined by the Board of Directors in good faith. Option awards generally vest based on four years of continuous service and have 10-year contractual terms. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 12:-	STOCKHOLDERS' EQUITY (DEFICIENCY) (Cont.)

On January 1, 2006, the Company adopted SFAS 123(R) for options granted or modified effective January 1, 2006. Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2007 was $2,677.

Options granted prior to January 1, 2006 are still accounted for under APB 25 since prior to the adoption of SFAS 123(R), the compensation to employees options was accounted for under the Minimum Value method as permitted by SFAS No. 123 for non public entities.

As of December 31, 2007, 2006 and 2005, 631, 141,880 and 89,599 shares of Common stock are reserved for future grants to employees, respectively.

A summary of the Company's option activity and related information with respect to options granted to employees for the years ended December 31, 2007, 2006 and 2005 is as follows:

1) Options issued to employees

	Year ended December 31, 2007
	Amount	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at beginning of year	766,867	$1.07
Granted	1,288,557	$4.87
Exercised	-	$-
Forfeited	(52,709)	$5.09

Outstanding at end of year	2,002,715	$3.41	8.76	18,021

Vested or expected to be vested as of December 31, 2007	1,954,030	$3.06	8.54	17,741

Options exercisable	785,587	$2.80	8.24	11,025

The weighted average grant-date fair values of the options granted during 2007, 2006 and 2005 were $3.42, $0 and $1.36, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of the Common stock.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 12:-	STOCKHOLDERS' EQUITY (DEFICIENCY) (Cont.)

During the year ended December 31, 2007, the Company recognized stock-based compensation expense related to employee stock options in the amount of $2,876 as follows:

Cost of revenues	$204
Research and development costs	567
Selling and marketing expenses	253
General and administrative expenses *)	1,852

Total stock-based compensation expense	$2,876

*) Includes an amount of $619 due to market based compensation award granted to the Co-Chairman and the CEO (see also Note 11e(7)).

The employees' options outstanding as of December 31, 2007, have been separated into ranges of exercise price, as follows:

	Options outstanding			Options exercisable
	Options	Weighted		Options	Weighted average
	outstanding	average	Weighted	exercisable	exercise
	as of	remaining	average	as of	price of
Exercise	December 31,	contractual	exercise	December 31,	options
price	2007	life (years)	price	2007	exercisable

$ 0.32	708,724	7.76	$0.32	425,048	$0.32
$ 1.68	60,576	7.60	$1.68	50,523	$1.68
$ 4.05	27,000	10.00	$4.05	-	$4.05
$ 4.25	50,000	9.77	$4.25	-	$4.25
$ 4.40	711,369	9.66	$4.40	5,100	$4.40
$ 6.06	431,445	8.99	$6.06	293,094	$6.06
$ 7.77	1,010	2.78	$7.77	1,010	$7.77
$ 15.53	12,591	5.93	$15.53	10,812	$15.53

	2,002,715		$3.41	785,587	$2.80

During 2005, the Company granted certain options with an exercise price lower than share market price at the grant date. The grant resulted in the recording of $798 as deferred stock compensation with a corresponding increase of additional paid-in capital, and was presented at the net amount. An amount of $199, $242 and $16 was recognized as an amortization of deferred stock compensation during the years ended December 31, 2007, 2006 and 2005, respectively.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 12:-	STOCKHOLDERS' EQUITY (DEFICIENCY) (Cont.)

As under U.S. tax law, a person taxed under U.S. law who is granted an option at an exercise price which is less than the fair market value at the date of grant may be subject to a tax liability upon the vesting of such options for the potential gain between the exercise price and the fair market value as well as to 20% penalty tax. In July 2006, the Company's Board of Directors resolved to offer U.S. employees who so requested to change the exercise price of the options granted to those employees in November 2005 to equal the fair market value as of such date, and to avoid any such tax implications. Such changes in the exercise price were accounted for as a modification under the provisions of SFAS 123(R). Since the new exercise price is designated to equal the fair market value of the Company's share upon the modification, and given the fact that all other option terms will remain as in the original award, no incremental compensation costs under the provisions of SFAS 123(R) was recognized.

2)  Options issued to non employees

A summary of the Company's stock option activity and related information with respect to options granted to non-employees for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Year ended December 31,
	2007
		Weighted average
	Amount	exercise price
Outstanding at beginning of year	177,210	$0.33
Granted	51,516	$4.99
Exercised	(166,266)	$0.06
Change in status	-	$-
Forfeited	-	$-

Outstanding at end of year	62,460	$4.87

Options exercisable	21,218	$2.79

The weighted average fair values of the options granted during 2007, 2006 and 2005 were $ 4.30, $1.62 and $ 1.62, respectively.

During 2007, the intrinsic value of options exercised on their exercise day was $998.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 12:-	STOCKHOLDERS' EQUITY (DEFICIENCY) (Cont.)

During the year ended December 31, 2007, the Company recognized stock-based compensation expense related to non-employee stock options in the amount of $80, as follows:

Research and development costs	$3
Selling and marketing expenses	6
General and administrative expenses	71

Total stock-based compensation expense	$80

The non-employees' options outstanding as of December 31, 2007, have been separated into ranges of exercise price, as follows:

	Options outstanding			Options exercisable
	Options	Weighted		Options	Weighted average
	Outstanding	average	Weighted	exercisable	exercise
	as of	remaining	Average	as of	price of
Exercise	December 31,	contractual	Exercise	December 31,	options
Price	2007	life (years)	Price	2007	exercisable

$ 0.32	18,343	8.60	$0.32	16,240	$0.32
$ 1.94	1,681	2.12	$1.94	1,681	$1.94
$ 4.05	500	10.00	$4.05	36	$4.05
$ 4.40	10,000	9.63	$4.40	-	$4.40
$ 6.06	28,672	9.43	$6.06	-	$6.06
$ 7.77	26	2.67	$7.77	26	$7.77
$ 15.53	3,238	6.81	$15.53	3,235	$15.53

	62,460		$4.87	21,218	$2.79

The fair value for these options was estimated at the grant date and at each subsequent vesting date using the Black-Scholes formula with the following weighted-average assumptions: expected volatility of 70%-90%, risk-free interest rates of 1.5% – 4.97%, dividend yields of 0% and an expected life equal to the options' contractual life.

Compensation expense in respect of options granted to non employees amounted to $ 80, $40 and $20 for the years ended December 31, 2007, 2006 and 2005, respectively.

u.
As of December 31, 2007, there were $6,017 and $215 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted with respect to employees and non employees, respectively. That cost is expected to be recognized over a weighted-average period of 2.86 years. Total grant-date fair value of options with respect to options granted to employees and non employees that vested for the year ended December 31, 2007 were $4.65 and $4.45, respectively.

v.
Prior to the Merger the fair values assigned to shares of Common stock and Preferred Stock, and for options and warrants were determined primarily by management. In determining the fair values, management has considered a number of factors, including valuations and appraisals.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 13:-	INCOME TAXES

a.	Domestic: U.S. income taxes:

The Company was incorporated in Delaware U.S.A. and is taxed according to the tax laws in the U.S.A. in which the federal statutory tax rate is up to 35%. It is also subject to California state tax. The Company and IXI were granted permission to file a consolidated tax report.

b.	Foreign: Israeli income taxes:

1.	Tax benefits under the Law for the Encouragement of Capital Investments, 1959 ("the Law"):

IXI Israel's production facilities in Israel have been granted an "Approved Enterprise" status under the Law. The main benefit arising from such status is the reduction in tax rates on income derived from "Approved Enterprise" status. According to the provisions of the Law, IXI Israel has been granted the "Alternative Benefit Plan", under which the main benefits are tax exemption and reduced tax rate.

Therefore, IXI Israel's income derived from the "Approved Enterprise" and allocated to the IXI Israel's production facilities in Israel may be entitled to a tax exemption for a period of two years and to an additional period of five to eight years with a reduced tax rate of 10% - 25% (based on percentage of foreign ownership). The duration of tax benefits is subject to limitation of the earlier of 12 years from year of operation, or 14 years from the approval date.

The entitlement to the above benefits is subject to fulfilling the conditions stipulated by the Law, regulations published thereunder and instruments of approval for the specific investments in "Approved Enterprises".

Should IXI Israel fail to meet such conditions in the future, it would be required to refund the amount of tax benefits already received, plus a consumer price index linkage adjustment and interest.

IXI Israel has filed an application with the Investment Center of the Israeli Ministry of Industry, Trade and Labor to approve production of the Ogo products outside Israel, change the business program of its "Approved Enterprise" and expand the product definition initially approved by the Investment Center, as well as to change the number of IXI Israel's employees as reported to the Investment Center. There can be no assurance that the Investment Center will approve the changes to the "Approved Enterprise" program as requested by IXI Israel. If IXI Israel's request is not approved, in whole or in part, IXI Israel may not be entitled to all of the tax benefits described above.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 13:-	INCOME TAXES (Cont.)

If dividends are distributed out of tax exempt profits, as above, IXI Israel will be subject to corporate tax in the year the dividend is distributed in respect of the gross amount distributed at the rate applicable to its profits from the "Approved Enterprise" in the year in which the income was earned, had it not chosen the alternative track of benefits (currently between 10% - 25%). The dividend recipient is subject to withholding tax at the source of reduced tax rate of 15%. As of December 31, 2007, IXI Israel has not created a maximum deferred tax liability due to its accumulated losses and the accumulated deficit does not include tax exempt profits earned by an "Approved Enterprise"

IXI Israel currently has no plan to distribute any amounts of its undistributed tax-exempt income as a dividend. IXI Israel intends to reinvest its tax-exempt income and not to distribute such income as a dividend. Accordingly, no deferred income taxes have been provided on income attributable to the Company's Approved Enterprise programs as the undistributed tax exempt income is essentially permanent in duration.

Income of IXI Israel from sources other than the "Approved Enterprise" during the benefit period will be subject to tax at the effective regular corporate tax rate in Israel.

On April 1, 2005, an amendment to the Investment Law came into effect ("the Amendment") which significantly changed the provisions of the Investment Law. The Amendment limits the scope of enterprises which may be approved by the Investment Center by setting criteria for the approval of a facility as an "Approved Enterprise", such as provisions generally requiring that at least 25% of the Approved Enterprise's income will be derived from export. Additionally, the Amendment enacted major changes in the manner in which tax benefits are awarded under the Investment Law so that companies no longer require Investment Center approval in order to qualify for tax benefits.

However, the Investment Law provides that terms and benefits included in any certificate of approval already granted will remain subject to the provisions of the law in effect on the date of such approval. As a result of the Amendment, tax-exempt income generated under the provisions of the new law, will subject the Company to taxes upon distribution or liquidation and the Company may be required in the future to record deferred tax liability with respect to such tax-exempt income. As of December 31, 2007, the Company did not generate income under the provisions of the new law.

2.	Tax rates:

On July 25, 2005, the Knesset (Israeli Parliament) approved the Law of the Amendment of the Income Tax Ordinance (No. 147), 2005, which prescribes, among others, a gradual decrease in the corporate tax rate in Israel to the following tax rates: in 2006 — 31%, in 2007 — 29%, in 2008 — 27%, in 2009 — 26% and in 2010 — 25%.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 13:-	INCOME TAXES (Cont.)

The amendment is not expected to have a material effect on the Company's financial position and results of operations.

c.	Net operating loss carryforward:

Domestic — As of December 31, 2007, the state and the federal tax losses carryforward of the Company and its U.S. subsidiary amounted to approximately $16,400 and $19,800, respectively. Such losses are available to be offset against future U.S. taxable income of the U.S. subsidiary and will expire in 2021 and 2027, respectively.

Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization, the Company is currently in a process of assessing such limitations on its net operating losses utilization. A full valuation allowance was provided to reduce the benefit of net operating losses, since it is more likely than not that such tax benefits will not be utilized in the foreseeable future.

Foreign — at December 31, 2007, IXI Israel had accumulated losses for tax purposes in the amount of approximately $84,000, which may be carried forward and offset against taxable income in the future for an indefinite period.

The Company's management expects that during the period in which these tax losses related to IXI Israel are utilized, its income would be substantially tax exempt. Accordingly, no deferred income taxes in respect of such losses have been included in these financial statements.

d.
The Company adopted the provisions of FIN 48 as of January 1, 2007. The adoption resulted in an increase of the tax provision in the amount of $234, which was an adjustment to the opening balance of the accumulated deficit.

Interest associated with uncertain income tax positions and penalties expense are classified as income tax expenses. The Company has not recorded any material interest or penalties during any of the years presented.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at January 1, 2007	$234
Increases in tax positions for prior years	-
Increases in tax positions for current years	-

Gross unrecognized tax benefits at December 31, 2007	$234

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 13:-	INCOME TAXES (Cont.)

e.	Tax reconciliation:

In 2007, 2006 and 2005, the main reconciling item between the statutory tax rate of the Group and the effective tax rate (0%) is carryforward tax losses and other deferred taxes for which a full valuation allowance was provided.

f.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	December 31,
	2007	2006
Provided in respect of the following:
Carryforward tax losses	$28,647	$18,892
Other temporary differences	3,383	1,203
Gross deferred tax assets	32,030	20,095
Valuation allowance	(32,030)	(20,095)

Net deferred tax assets	$-	$-

The Company provided valuation allowances in respect of deferred tax assets resulting principally from the carryforward of tax losses. Management currently believes that it is more likely than not that the deferred tax regarding the carryforward of losses will not be realized in the foreseeable future. The changes in valuation allowance as of December 31, 2007 were $11,935. Deferred taxes in respect of other temporary differences were immaterial.

g.	Loss before income taxes is comprised as follows:

	Year ended December 31,
	2007	2006	2005

Domestic	$(7,964)	$(2,102)	$(2,500)
Foreign	(60,626)	(21,585)	2,156

Loss before income taxes	$(68,590)	$(23,687)	$(344)

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 14:-	NET EARNINGS (LOSS) PER SHARE

a.
Basic net loss per share of Common stock is computed based on the weighted average number of shares of Common stock outstanding during each period. Diluted net loss per share of Common stock is computed based on the weighted average number of shares of Common stock outstanding during each period, plus dilutive potential share of Common stock considered outstanding during the period, in accordance into SFAS No. 128, "Earnings per Share". The shares of IXI Common stock were canceled and converted into the Company's shares at a ratio of 1:0.15. All share and earnings (loss) per share information included in this report have been retroactively adjusted to reflect this conversion (see also Note 2x). Loss for Common stock before the Merger includes accumulated dividend due to Series D Convertible Preferred stock.

b.	The calculation of basic and diluted net loss per share for the years ended December 31, 2007, 2006 and 2005 was as follows:

	Year ended December 31,
	2007	2006	2005
Numerator:
Loss for the period	$(68,590)	$(22,652)		$(11,974)
Accumulated dividend to Series D Convertible Preferred stock	(899)	(2,714)		(1,616)
Total loss for the period, included accumulated dividend to Series D convertible Preferred stock:	(69,489)	(25,366)		(13,590)
Numerator for basic and diluted net income (loss) per share from continuing operations	(69,380)	(26,401)		(1,960)
Numerator for basic and diluted net from discontinued activities	(109)	1,035		(11,630)

Denominator:
Weighted-average number of shares of Common stock	10,812,986	684,890		294,626

Denominator for basic net income (loss) per share	10,812,986	684,890		294,626
Basic and diluted net earnings (loss) per Common stock
From continuing operations	$(6.42)	$(38.55)	$	(6.65)
From discontinued operations	$(0.01)	$1.51		$(39.47)
Basic and diluted net loss per share	$(6.43)	$(37.04)		$(46.12)

NOTE 15:-	SEGMENTS, CUSTOMERS AND GEOGRAPHIC INFORMATION

a.	General:

The Company's reportable operating segments have been determined in accordance with the Company's internal management reporting structure, which is organized based on operating activities. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 15:-	SEGMENTS, CUSTOMERS AND GEOGRAPHIC INFORMATION (Cont.)

The Group, subsequent to the discontinuation of the operating systems business, operates in one reportable operating segment and follows the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131").

b.	Summary information about geographic areas:

The following table presents revenues (according to end customer location) for the years ended December 31, 2007, 2006 and 2005, and long-lived assets as of December 31, 2007 and 2006:

	2007		2006		2005
	Revenues	Long-lived assets	Revenues	Long-lived assets	Revenues

Europe and the Middle East	$14,460	$468	$12,645	$458	$825
South America	1,761	-	184	-	-
Asia Pacific	19	1	100	3	348
United States	-	18	-	30	6,794

	$16,240	$487	$12,929	$491	$7,967

c.	Revenues from major customers:

	Year ended December 31,
	2007	2006	2005

Customer A	48%	45%	8%
Customer B	29%	46%	-
Customer C	11%	1%	4%
Customer D	-	-	85%

IXI MOBILE INC.
(Formerly: Israel Technology Acquisition Company ("ITAC"))
And Its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 16:-	SUPPLEMENTARY DATA ON SELECTED STATEMENTS OF OPERATIONS ITEMS

Financial expenses, net:

	Year ended December 31,
	2007	2006	2005
Financial income:
Interest on bank deposits	$569	$172	$8
Exchange rate differences, net	204	111	-

	773	283	8
Financial expenses:
Interest on short-term and long-term loans and short term bank credit	(1,243)	(307)	(548)
Interest on convertible loan	(1,733)	(1,669)	(204)
Exchange rate differences, net	-	-	(73)
Amortization of discount attributed to detachable warrant costs	-	(460)	(472)
Merger related expenses	(11,288)	-	-
Costs related to issuance of warrants to investors	(10,818)	-	-
Costs related to inducement of loans conversions	(8,829)	-	-
Issuance of shares of Common stock related to Equity Line of Credit agreement, net	(284)	-	-
Other	(386)	(377)	(45)

	(34,581)	(2,813)	(1,342)

	$(33,808)	$(2,530)	$(1,334)

NOTE 17:-	SUBSEQUENT EVENTS (UNAUDITED)

a.	On January 6, 2008, the Company received an extension of the term of the remaining $2,540 short-term bank credit, to be repaid on January 8, 2009.

b.
On February 28, 2008 the Company issued 4,400,000 shares of Common stock relating to contractual obligation to issue on account of long-term convertible loan converted into equity on October 25, 2007 and which was included in stockholders' equity as of December 31, 2007 as receipts on account of stock.

c.
On March 28, 2008, the Company, the New Lender and the remaining Guarantor signed an amendment to the New Convertible Bridge Loan Agreement, the March 2007 Loans agreements and the Guarantee agreement. The amendments defer the repayment date to June 5, 2010 (“Maturity Date”), capitalize any principal and accrued and unpaid interests and change the interest rates to 20% as of April 1, 2008. Additionally the amendments revise the time of payment of any principal and interest to the Maturity Date. Upon a change of control of the Company (as defined in the agreements), all unpaid principal and accrued and unpaid interest through the Maturity Date shall be due and payable in full.