Form 10-Q
period 2008-03-31
IXI Mobile, Inc.
filed 2008-05-15
CIK 1319644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 15 2008, 25,204,923 shares of common stock, par value $.0001 per share, were issued and outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IXI MOBILE, INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

U.S. DOLLARS IN THOUSANDS

UNAUDITED

INDEX

Page

Condensed Consolidated Balance Sheets	4 - 5

Condensed Consolidated Statements of Operations	6

Condensed Statements of Changes in Stockholders' Deficiency	7

Condensed Consolidated Statements of Cash Flows	8 - 9

Notes to Condensed Consolidated Financial Statements	10 - 16

- - - - - - - - -

IXI MOBILE, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	March 31,	December 31,
	2008	2007
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,621	$$17,278
Restricted cash	185	183
Trade receivables, net	2,016	3,019
Other receivables and prepaid expenses	1,356	1,364
Vendor advance payments	3,637	4,081
Inventories, net (of which $6,572 and $7,806 delivered to customers but not yet recognized as revenues as of March 31, 2008 and December 31, 2007, respectively)	13,170	14,239

Total current assets	32,985	40,164

LONG-TERM ASSETS:
Severance pay fund	1,109	917
Long-term prepaid expenses	50	39
Property and equipment, net	443	487
Deferred debt costs	141	348

Total long-term assets	1,743	1,791

Total assets	$34,728	$41,955

The accompanying notes are an integral part of the condensed consolidated financial statements.

IXI MOBILE, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	March 31,	December 31,
	2008	2007
	Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Current maturities of long-term convertible loan from shareholders	$-	$4,492
Current maturities of long-term loans from shareholders	-	2,000
Short-term bank credit	2,050	1,942
Trade payables	3,580	2,095
Employees and payroll accruals	1,670	1,488
Deferred revenues	8,731	10,149
Other payables and accrued expenses	2,892	6,401
Liabilities of discontinued operations	2,539	2,523

Total current liabilities	21,462	31,090

LONG-TERM LIABILITIES:
Long-term loans from shareholders, net of current maturities	4,391	2,000
Long-term convertible loan from shareholders	8,055	-
Other long term liabilities	54	286
Accrued severance pay	1,352	1,138

Total long-term liabilities	13,852	3,424

STOCKHOLDERS' EQUITY (DEFICIENCY) *** :
Stock capital -
Common stock of $ 0.0001 par value: Authorized: 60,000,000 shares at March 31, 2008 and December 31, 2007; Issued and outstanding: 25,204,923 and 20,787,955 shares at March 31, 2008 and December 31, 2007, respectively	2	2
Receipts on account of stock ** )	-	15,840
Additional paid-in capital *)	168,221	151,750
Accumulated deficit	(168,809)	(160,151)

Total stockholders' equity (deficiency)	(586)	7,441

Total liabilities and stockholders' equity (deficiency)	$34,728	$41,955

*)	Net of deferred stock based compensation.
**)
As of December 31, 2007 included 4,400,000 shares of Common stock that the Company was contractually obligated to issue on account of long-term convertible loan from stockholders converted on October 25, 2007, that were issued on February 22, 2008

***)
Upon the Merger, the shares of IXI stock were canceled and exchanged into the Company's shares at a ratio of 1:0.15. All share information included in this report has been retroactively adjusted to reflect this exchange.

The accompanying notes are an integral part of the condensed consolidated financial statements.

IXI MOBILE, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except share and per share data

	Three months ended March 31,
	2008	2007
	Unaudited

Revenues
Product sales	$2,488	$2,632
Services	921	491

Total Revenues	3,409	3,123

Cost of revenues:
Product sales	2,484	2,556
Services	647	555

Total Cost of Revenues	3,131	3,111

Gross profit	278	12

Operating expenses:
Research and development	4,280	3,004
Selling and marketing	1,786	1,958
General and administrative	1,808	847

Total operating expenses	7,874	5,809

Operating loss	(7,596)	(5,797)
Financial expenses, net	(1,046)	(897)

Loss from continuing operations	(8,642)	(6,694)
Loss from discontinued operations	(16)	(28)

Net loss	$(8,658)	$(6,722)

Basic and diluted net loss per Common stock:
From continuing operations	$(0.34)	$(10.52)

From discontinued operations	$(0.00)	$(0.04)

Basic and diluted net loss per share	$(0.34)	$(10.56)

Weighted average number of Common stock used in computing basic and diluted net loss per Common stock	25,191,675	687,992

The accompanying notes are an integral part of the condensed consolidated financial statements.

IXI MOBILE, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

U.S. dollars in thousands, except share data

	Common stock				Series A Convertible Preferred stock				Series B Convertible Preferred stock				Series C Convertible Preferred stock				Series D Convertible Preferred stock				Receipts on	Additional
	Number	Amount			Number	Amount			Number	Amount			Number	Amount			Number	Amount			Account of stock	Paid-in capital		Notes receivable	Accumulated deficit	Total

Balance at January 1, 2007	687,992	$	*	)	77,718	$	*	)	67,861	$	*	)	222,426	$	*	)	5,104,902	$	*	)	$-	$	**) 68,715	$(110)	$(91,327)	$(22,722)

Accumulated affect adjustment upon adoption of FASB Interpretation No.48.																									(234)	(234)
Stock-based compensation	-		-		-		-		-		-		-		-		-		-		-		78	-		78
Comprehensive loss:
Net loss	-		-		-		-		-		-		-		-		-		-		-		-	-	(6,722)	(6,722)
Total comprehensive loss																									(6,722)	(6,722)

Balance at March 31, 2007 (unaudited)	687,992		*	)	77,718		*	)	67,861		*	)	222,426		*	)	5,104,902		*	)	-		**)68,793	(110)	(98,283)	(29,600)

Balance at January 1, 2008	20,787,955		2		-		-		-		-		-		-		-		-		15,840		**)151,750	-	(160,151)	7,441

Issuance of shares upon conversion of convertible debt	4,400,000		-		-		-		-		-		-		-		-		-		(15,840)		15,840		-	-
Exercise of employee stock options	16,968		-		-		-		-		-		-		-		-		-		-		5		-	5
Stock-based compensation	-		-		-		-		-		-		-		-		-		-		-		626		-	626
Comprehensive loss:
Net loss	-		-		-		-		-		-		-		-		-		-		-				(8,658)	(8,658)
Total comprehensive loss																										(8,658)

Balance at March 31, 2008 (unaudited)	25,204,923		$2		-		$-		-		$-		-		$-			$	$ -		$-	$	**) 168,221	$-	$(168,809)	$(586)

*)	Represents an amount lower than $ 1.
**)	Net of deferred stock based compensation in an amount of $ 540, $491, $ 340 and $ 294 as of January 1, 2007, March 31, 2007, January 1, 2008 and March 31, 2008, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

IXI MOBILE, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended March 31,
	2008	2007
	Unaudited
Cash flows from operating activities:

Net loss	$(8,658)	$(6,722)
Less - net loss of discontinued operations	16	28

Net loss of continuing operations	(8,642)	(6,694)
Adjustments to reconcile net loss of continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	68	134
Stock-based compensation expenses	626	78
Amortization of deferred debt issuance cost	207	236
Financial expenses related to extinguishment of Long-term convertible loan from shareholders	990	-
Decrease in trade receivables	1,003	2,306
Decrease (increase) in other receivables, prepaid expenses and vendor advance payments	452	(361)
Decrease in inventories, net	1,069	1,061
Decrease (increase) in long-term prepaid expenses	(11)	50
Increase (decrease) in trade payables	1,483	(159)
Increase in employees and payroll accruals	182	185
Decrease in deferred revenues	(1,418)	(641)
Increase (decrease) in other payables and accrued expenses	(433)	182
Increase in accrued severance pay, net	22	13
Decrease in other long term liabilities	(28)	-
Merger related expenses, included in the general and administrative and financial expenses	(332)	-
Restricted cash, net	(2)	(4)
Accrued interest	16	500

Net cash used in operating activities of continuing operations	(4,748)	(3,114)
Net cash used in operating activities of discontinued operations	-	(12)

Net cash used in operating activities	(4,748)	(3,126)

Cash flows from investing activities:

Purchase of property and equipment	(22)	(47)

Net cash used in investing activities	(22)	(47)

The accompanying notes are an integral part of the condensed consolidated financial statements.

IXI MOBILE, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended March 31,
	2008	2007
	Unaudited
Cash flows from financing activities:

Proceeds from exercise of employee stock options	5	-
Payment of deferred debt and Merger costs	-	(25)
Proceeds from short-term bank credit	108	219
Proceeds from long-term loans	-	1,000

Net cash provided by financing activities of continuing operations	113	1,194

Decrease in cash and cash equivalents	(4,657)	(1,979)
Cash and cash equivalents at beginning of period	17,278	2,729

Cash and cash equivalents at end of period	$12,621	$750

Supplemental information and disclosure of non-cash investing and financing activities:

Purchase of property and equipment	$2	$100

Purchase of inventory	$-	$1,375

Deferred debt and Merger costs	$-	$$18

Issuance of shares of Common stock upon conversion of long-term convertible loan	$15,840	$-

Capitalization of interest to principal	$3,296	$-

Cash paid during the period for:

Interest	$28	$165

The accompanying notes are an integral part of the condensed consolidated financial statements.

IXI MOBILE, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

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

b.
As of March 31, 2008, the Company has four wholly-owned active subsidiaries: IXI Mobile R&D Ltd. ("the Israeli subsidiary" or "IXI Israel"), IXI Mobile (Europe) Limited, IXI Mobile (Asia Pacific) Ltd., IXI Mobile (East Europe) SRL, and three wholly-owned inactive subsidiaries: Neo Mobile Ltd., Neo Mobile Telecom and LLC Neo Mobile Inc. (together "the Group").

IXI MOBILE, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 1:-	GENERAL (Cont.)

c. From inception, the Company has generated recurring losses from operations and negative cash flows from operating activities. As of March 31, 2008, and December 31, 2007 the Company has a working capital of $ 11,523 and $ 9,074, respectively, and stockholders' equity (deficiency) of ($ 586) and $ 7,441, respectively. The Company plans to continue to finance its operations through long term loans, by raising additional capital and in the longer term, to generate sufficient revenues to finance its operations. In spite of the fact that the Company had a positive working capital as of March 31, 2008, and December 31, 2007, there are no assurances that the Company will be successful in obtaining an adequate level of financing needed for current operations and long-term development or that the Company will be able to function as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated balance sheet as of March 31, 2008, the unaudited condensed consolidated statements of operations for the three month periods ended March 31, 2008 and 2007, the unaudited condensed statement of changes in stockholders' deficiency for the three month period ended March 31, 2008 and 2007, and the unaudited condensed consolidated statements of cash flows for the three month periods ended March 31, 2008 and 2007 have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such unaudited condensed consolidated financial statements do not include all of the information and footnotes disclosures required in annual audited financial statements. In the opinion of the Company's management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire year.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2007, included in the Company's Annual Report in Form 10-K.

IXI MOBILE, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 3:-	INVENTORIES

	March 31,	December 31,
	2008	2007
	Unaudited

Raw materials	$3,958	$3,882
Finished products	3,659	3,570
Finished products at customers *)	6,572	7,806
Write-down provision	(1,019)	(1,019)

	$13,170	$14,239
As for a commitment to purchase inventories, see Note 7a.

*)	Represent costs of inventory that was delivered to customers but not yet recognized as revenues.
During the periods ended March 31, 2008 and 2007, no expenses were recorded with respect to inventory write-down.

NOTE 4:-	SHORT-TERM BANK CREDIT

In April 2006, the Israeli subsidiary received a short-term bank credit from an Israeli bank in the amount of $8,000, which bears annual interest at a rate of LIBOR + 3% to be repaid on December 31, 2006.

Several stockholders, ("the Guarantors") provided a guarantee ("the Guarantee") to the bank to secure the payment of the short-term bank credit. As a consideration for the guarantee, the Guarantors were entitled to an amount equal to the difference between the basic interest rate (nominal interest of 10% per annum) and the interest rate owed under the short-term bank credit (nominal interest of 6.45% as of March 31, 2008).

On March 28, 2008, the Company entered into an amendment of the remaining Guarantee with the remaining Guarantors of the Company’s Credit Facility. Effective April 1, 2008, the Guarantors will be entitled to an amount equal to the difference between the amended interest rate (nominal interest of 20% per annum, increased from 10%) and the interest rate owed under the short-term bank credit. The interest owed to the Guarantors will be due on June 5, 2010 ("the Maturity Date") instead of on a quarterly basis. Upon a change of control of the Company, all outstanding principal, accrued and unpaid interest through the Maturity Date shall be due and payable in full even if the change of control is consummated earlier.

The modifications to the terms of the Guarantee did not result in the recording of any expenses as there was no assumption of the debt.

IXI MOBILE, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 5:- LONG-TERM LOANS

On March 28, 2008, the Company, entered into an amendment to the agreement of the remaining March 2007 Loans with certain of its existing shareholders Effective April 1, 2008, the repayment date is extended to June 5, 2010 instead of June 5, 2008 and June 5, 2009, all unpaid principal and accrued or unpaid interest was capitalized to be part of the loan principal, which resulted in the principal amount of $4,391, and the interest rate was increased from 10% to 20%. Additionally the amendments revise the time of payment of any principal and interest to the Maturity Date. Upon a change of control of the Company as defined in the Loan's Amendments and prior to the Maturity Date, all unpaid principal and accrued and unpaid interest through the Maturity Date shall be due and payable in full even if the change of control occurs earlier.

The Company accounted for the amendment to the March 2007 Loans agreement under the provisions of EITF 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments" ("EITF 96-19"), as an extinguishment of the remaining balance of the March 2007 Loans, and the issuance of a new loan under the modified terms. The remaining March 2007 Loans, as amended, were recorded in the balance sheet based on their fair value, which equals the carrying amount of the loans, in the amount of $4,391.

As of March 31, 2008, the remaining March Loans were recorded at fair value in the consolidated balance sheets based on Company’s management estimations. The lowest level of inputs used to estimate the fair value of the remaining March Loans are considered as Level III inputs as defined by SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). Level III inputs are defined as unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

For the estimation the fair value of the remaining March Loans, the Company calculated the discounted future cash flow by using a comparable market interest. The comparable market interest rate was calculated as 21.62% computed by 20% nominal interest and 1.62% risk free interest.

NOTE 6:- CONVERTIBLE LOAN

On March 28, 2008, the Company and one of its existing shareholders entered into an amendment to the New Convertible Bridge Loan Agreement. Effective April 1, 2008, the repayment date is extended to June 5, 2010 instead of June 5, 2008, any principal, accrued or unpaid interest was capitalized to be part of the loan principal, which resulted in principal amount of $7,064, and the interest rate is increased from 10% to 20%. Additionally the amendments revise the time of payment of any principal and interest to the Maturity Date. Upon a change of control of the Company, as defined in the Convertible Loan amendment and prior to the Maturity Date, all unpaid principal and accrued and unpaid interest through the Maturity Date shall be due and payable in full even if the change of control is consummated earlier.

IXI MOBILE, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 6:- CONVERTIBLE LOAN (Cont.)

The amendment to the terms of the New Convertible Bridge Loan was accounted for under the provisions of EITF 96-19 and EITF 06-6, "Debtor's Accounting For a Modification (or Exchange) of Convertible Debt Instruments" ("EITF 06-6"), as an extinguishment of the long term convertible loan from shareholders, and the issuance of a new loan under the modified terms, and as such, the Company recorded an immediate loss of approximately $990 for the extinguishment of the New Convertible Bridge Loan as additional financial expenses against the long term convertible loan from shareholders in the balance sheet as premium, which will be amortized over the contractual term and recognized as financial income. Additional financial expenses of approximately $207 were recognized due to the full amortization of various deferred charges related to the loan. The amended New Convertible Bridge Loan was recorded in the balance sheet based on its fair value which amounted to approximately $8,055.

As of March 31, 2008, the remaining New Convertible Loan was recorded at fair value in the consolidated balance sheets based on Company's management estimation. In determining the fair value, management has considered a number of factors, including valuations and appraisals. The lowest level of inputs used to estimate the fair value of the remaining New Convertible Loan is considered as Level III inputs as defined by SFAS No. 157. Level III inputs are defined as unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The Fair Value of the New Convertible Bridge Loan was estimated as an aggregate of its two components: (1) the conversion element and (2) the liability element. The Fair Value of the conversion element was estimated by applying the Black and Scholes Model for option pricing for an amount of 1,846,878 warrants with the following assumptions: stock price of $ 3.15, exercise price of $ 5.5, expected volatility of 70%, risk-free interest rates of 1.62%, dividend yields of 0% and an expected life of 2 years and two months.

The Fair Value of the liability element was estimated by discounting its future cash flow by the comparative market interest. The comparable market interest rate was calculated as 21.62% computed by 20% nominal interest and 1.62% risk free interest.

NOTE 7:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Litigation:

From time to time, the Company becomes involved in legal proceedings and claims, in the ordinary course of business. The Company does not consider the ultimate liability with respect to any currently known action likely to materially affect the business, financial position, results of operations or cash flows of the Company.

b.	Other:

As of March 31, 2008, the Company had open purchase orders with third party suppliers, mainly for purchasing inventory and products development, in a total amount of approximately $ 4,495.

IXI MOBILE, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 8:- STOCKHOLDERS' EQUITY (DEFICIENCY)

On February 28, 2008 the Company issued 4,400,000 shares of Common stock in total amount of $15,840 relating to contractual obligation to issue on account of long-term convertible loan converted into equity on October 25, 2007 and which was included in stockholders' equity as of December 31, 2007 as receipts on account of stock in the same total amount .

NOTE 9:-	SEGMENTS, CUSTOMERS AND GEOGRAPHIC INFORMATION

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

b. Summary information about geographic areas and major customers:

The following tables present (i) revenues (according to end customer location) for the three months ended March 31, 2008 and 2007 (ii) long-lived assets, as of March 31, 2008 and December 31, 2007, and (iii) revenues from major customers (on a percentage basis) for the three months ended March 31, 2008 and 2007:

c.	Revenues:

	Three months ended March 31,
	2008	2007
	Unaudited

Europe, and Middle East	$3,251	$2,958
Asia Pacific	124	-
South America	34	165

	$3,409	$3,123

IXI MOBILE, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 9:-	SEGMENTS, CUSTOMERS AND GEOGRAPHIC INFORMATION (Cont.)

d.	Long lived assets:

	March 31,	December 31,
	2008	2007
	Unaudited

Europe, and Middle East	$432	$468
Asia Pacific	1	1
United States	10	18

	$443	$487

e. Revenues from major customers:

	Three months ended March 31,
	2008	2007
	Unaudited

Customer A	16%	30%
Customer B	51%	60%
Customer C	14%	-
Customer D	12%	-

- - - - - - - - -

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated condensed unaudited financial statements and related notes included elsewhere in this Form 10-Q. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under risk factors in our Annual Report on 10-K and elsewhere in this Report, including under the caption “Certain Factors that May Affect Future Results" below.

Certain Factors that May Affect Future Results

From time to time, information we provide, statements made by our employees or information included in our filings with the Securities and Exchange Commission (including this Form 10-Q) contain statements that are not purely historical, but are forward looking statements, made under Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, which involve risks and uncertainties. In particular, forward looking statements made herein include projections, plans and objectives for our business, financial condition, operating results, future operations, or future economic performance, statements relating to the sufficiency of capital to meet working capital requirements, our ability to raise additional debt or equity financing and our ability to continue as a going concern, expectations as to customer orders and demand for our products and statements relating to, gross margins and pricing considerations. These statements are neither promises nor guarantees but involve risks and uncertainties, both known and unknown, which could cause our actual future results to differ materially from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to the following:

•	our ability to continue as a going concern;

•	our ability to raise, and the availability of, additional financing to satisfy our working capital, payment of long-term loans and other requirements;

•	our ability to distribute our products on a commercial scale;

•	our ability to provide an affordably-priced alternative for mobile e-mail access as well as other value-added services;

•	our ability to successfully keep pace with rapid technological changes and new product introductions in our industry;

•
competing products that may, now or in the future, be available to customers from established companies and new market entrants that have greater name recognition and financial and other resources than we do;

•	our success in developing and marketing new products or services, including but not limited to CDMA devices;

•	our ability to maintain our relationships with existing customers and develop arrangements with new customers;

•	our reliance on a small number of customers, on a single third party manufacturer and on certain suppliers and service providers;

•	our expectations regarding trends in the cell phone, mobile messaging and consumer electronics industries;

•	our ability to improve our financial performance by increasing our revenues and gross profit and generating positive cash flow from operating activities, among other matters;

•	competitive pressures and general economic conditions;

•	future acquisitions and other business combinations, if any, effected by us or our competitors or our customers;

•	the effect of our efforts to comply with laws and regulations, including the Sarbanes-Oxley Act of 2002, as amended; and

•	our ability to protect our proprietary and confidential information and other intellectual property rights.

These factors, and others, are discussed from time to time in our filings with the SEC, including our Annual Report on Form 10-K filed with the SEC on March 31, 2008 for the year ended December 31, 2007.

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

Our Ogo device is a handheld cellular device that is designed to improve the mobile user experience and increase mobile data usage by offering access to popular applications and services, including email, instant messaging or IM, short messaging service, or SMS, mobile voice, Web browsing, games, headlines and other Web information through Really Simple Syndication technology, or RSS, at affordable end-user prices. Our hosted services (such as email and IM gateways) allow our customers to efficiently deliver applications that require intermediation between the server and the device. These hosted services, in combination with our Ogo devices, present our customers with a complete end-to-end solution that limits infrastructure investment and other roll-out costs associated with launching Ogo devices and related services. In addition to revenues from the sale of our Ogo devices, we receive recurring monthly service fees from our customers for subscribers that purchase hosting services related to our Ogo devices. Currently, our Ogo devices are capable of operating in countries where Global System for Mobile Communications, or GSM, cellular networks are used. We are in the final stages of development of an Ogo device known as the Ogo 2.0c, which is designed to operate on Code-Division Multiple Access, or CDMA, cellular networks.

History of Continuing Losses; Going Concern; Need for Additional Financing

We have incurred operating losses since inception, including net losses of approximately $8.7 million and $6.7 million for the three months ended March 31, 2008 and 2007, respectively, and we had an accumulated deficit of approximately $168.8 million as of March 31, 2008. We also have had and continue to have negative cash flows from operating activities. For the three months ended March 31, 2008 and 2007 we had negative cash flow from operating activities in the amounts of $4.7 million and $3.1 million, respectively.

At March 31, 2008, we had cash and cash equivalents available to fund operations of approximately $12.6 million and, in addition we have an unused credit line from Bank Leumi of approximately $500,000 . At May 14, 2008, we had cash and cash equivalents available to fund operations of approximately $10.6 million, in addition we have an unused credit line from Bank Leumi of approximately $460,000. For the first quarter of 2008, our operating expenses (including service and manufacturing operations that are a part of cost of goods sold), excluding debt service, were approximately $8.5 million (unaudited). These conditions raise substantial doubt about our ability to continue as a going concern without a material increase in revenue and gross profit or obtaining additional financing. Our auditors included in their report with respect to our consolidated financial statements as of December 31, 2007, an explanatory paragraph stating that, because we have incurred recurring operating losses and negative cash flows from operating activities, there is substantial doubt about our ability to continue as a going concern.

If our revenues and gross profit do not materially increase, we will continue to incur significant losses and will not become profitable. Further, even if we are able to raise additional financing for our operational and financing needs, we may expand our business, which will result in increased expenses related to sales and marketing, research and development, cost of revenues and general and administrative. We cannot assure you that our revenues will exceed our expenses or even grow at the same pace as our expenses or at all. Additionally, we may encounter unforeseen difficulties and complications that require additional unexpected expenditures. Our losses may increase in future periods, and there can be no assurance that we will ever achieve positive cash flows from operating activities or reach profitability.

Our business is capital intensive. In recent years, our losses have been substantial. In order to continue our operations according to our business plan and to repay our outstanding indebtedness in cash when due, we will require substantial additional equity or debt financing in both the short and the long term. On March 28, 2008, we entered into amendments to our outstanding loan agreements with Southpoint and Gemini Funds, and the guaranty from Gemini Funds of our line of credit from Bank Leumi Le’Israel Ltd, to (1) extend the maturity date of all principal payments under the loan arrangements from June 2008 and June 2009 to June 5, 2010, (2) increase the interest rate from 10% to 20%, effective April 1, 2008, (3) capitalize all interest payments, including any accrued and unpaid interest, and (4) amend the prepayment provisions upon a change of control to provide that the interest payable shall be calculated through the maturity date of June 5, 2010 even if the change of control occurs earlier. As a result, at March 31, 2008, the principal amount outstanding under the loans arrangements was approximately $14 million in the aggregate, including an aggregate of approximately $3.3 million of accrued and unpaid interest. However, failure to obtain additional financing will result in the need to significantly curtail our operations in order to minimize expenses and the delay or abandonment of some or all of our plans for development and expansion, which would have a material adverse effect on our operating results and financial condition and could harm our ability to grow our business. We cannot provide any assurance regarding our ability to raise additional funds in the future or the terms under which funds would be available. If we are unable to secure additional financing, we may be forced to cease our operations.

We may raise funds in a number of ways, including through the issuance of debt or equity, or through other financing. If we borrow funds, we likely will be obligated to make periodic interest or other debt service payments, and the terms of this debt may impose burdensome restrictions on our ability to operate our business. If we sell or otherwise issue equity securities, our current stockholders will suffer significant dilution in their percentage ownership of common stock. Additionally, the prices at which new investors would be willing to purchase our securities may be lower than the current market price for our common stock, which would result in further dilution to current holders of our equity securities. We may also be required to grant certain rights, preferences or privileges to the parties providing us with additional financing that are senior to those of existing holders of our common stock and that may result in holders of our current equity securities receiving little or no recovery in the event we are required to cease operations and liquidate our assets.

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

Re-Commencement of Marketing Efforts

In 2005, we focused our marketing efforts on targeting new customers. In 2005, we entered into agreements with three significant customers: (i) Swisscom Mobile, the leading mobile operator in Switzerland; (ii) 1&1 Internet AG, or 1&1, a leading German ISP, and (iii) e-kolay.net, a leading ISP in Turkey owned by Doğan Yayin Holding, Turkey’s leading media-entertainment conglomerate. In the years ended December 31, 2006 and 2007, we added two and four customers, respectively. During the three months ended March 31, 2008, no new customers were added.

Sources of Revenues

We currently generate revenues from two main sources: sales of Ogo devices and providing the hosted services related to Ogo devices.

Sales of Ogo devices are usually recognized as revenue upon activation of the service for the Ogo device by the end user. The services include a variety of hosted services provided by us to our customers, such as email and push email gateway, IM gateways and attachments transcoding. In addition to revenues from the sale of our Ogo devices, we receive recurring monthly service fees from our customers for subscribers that have purchased hosting services related to our Ogo device. Our monthly service fees are billed to our customers under various billing methods ranging from service fees based on subscribers who actually use our Ogo device during the billing period to service fees based on subscribers who have access to our hosted services, regardless of actual use.

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

In February 2007, Vimpelcom, a Russian mobile operator serving more than 47 million subscribers, announced that it intended to offer Ogo devices and service to small to medium business customers. Vimpelcom, through Betalink, a third party purchasing arm, issued a purchase order for purchase of Ogo devices, subject to our standard terms and conditions. The Ogo devices were delivered to Betalink in February, 2007 and we are awaiting receipt of the balance of the outstanding purchase price of $340,000 for these devices. Following meetings with Vimpelcom in February 2008, we believe that Vimpelcom has not made a final decision as to the commercial launch of the Ogo solution in Russia. We currently do not expect that Vimpelcom will commercially launch the Ogo device in Russia in the near future. As of March 31, 2008, we are considering our options if we are unable to reach agreement with Vimpelcom for payment for the Ogo devices at Betalink. We have not recognized any revenue related to Vimpelcom.

Because we do not yet have sufficient experience with sales of Ogo devices to predict the appropriate rate at which our products will be actually sold by our customers to end users, we currently recognize revenues arising from the sale of the devices only upon activation of service to the end user. Where we have established sufficient experience, in cases that after one year from delivery a portion of the delivered devices were not activated, we consider revenue recognition relating to the inactive devices when the following criteria are met: (a) the customer is not deemed a strategic customer, (b) the customer has not placed additional purchase orders within the past 12 months and our management does not anticipate future purchase orders from such customer, and (c) our management believes that the customer has no bargaining power over us and therefore it is not in a position to demand return of the inactive devices and the customer has no right to return, contractual or implied.

From the second quarter of 2005, when we first shipped Ogo devices, through March 31, 2008, we shipped and recognized revenues from the following sales of Ogo devices (excluding AT&T sales):

	Q2 2005	Q3 2005	Q4 2005	Q1 2006	Q2 2006	Q3 2006	Q4 2006	Q1 2007	Q2 2007	Q3 2007	Q4 2007	Q1 2008
	(unaudited)
Revenue from sale of the Ogo devices (in thousands)	$0	$150	$590	$1,642	$3,437	$3,309	$3,355	$2,632	$2,511	$4,037	$4,290	$2,488
Revenue from service (in thousands)	—	—	15	89	175	217	393	465	545	688	806	921
Other Revenue (ECR)(1)	157	68	138	8	117	49	138	26	115	39	86	0
Total Revenue	157	218	743	1,739	3,729	3,575	3,886	3,123	3,171	4,764	5,182	3,409
Deferred Revenue (in thousands) (Ogo only)(2)	$150	$673	$4,175	$3,510	$6,843	$10,954	$12,415	$11,686	$11,691	$11,237	$9,590	$8,131
Ogo device Average Selling Price (“ASP”)	—	$150	$168	$164	$182	$166	$168	$169	$170	$185	$190	$192
Monthly Service ASP, per subscriber	—	0	$2.70	$2.80	$2.20	$1.60	$2.00	$1.90	$1.80	$2.10	$2.30	$2.4
Units shipped per Quarter(3)	1,000	4,000	24,000	6,000	40,000	45,000	28,000	11,000	14,000	18,000	12,000	6,000
Units shipped (cumulative)(3)	1,000	5,000	30,000	35,000	75,000	120,000	148,000	159,000	172,000	190,000	203,000	208,000
Subscribers (cumulative) (3)(4)	0	—	4,500	14,500	33,000	53,000	73,000	89,000	104,000	120,000	138,000	150,000
Customers – launched (cumulative)	0	1	2	3	4	4	5	5	6	6	9	9

(1)	ECR means engineering change request.
(2)	Deferred revenues of devices as of the last date of the applicable quarter.
(3)	Amounts are rounded.
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

To date, we have derived our revenue from a small number of customers. The following customers represented 100% of our revenues from continuing operations during the three months ended March 31, 2008 and 2007 and during each of the years ended December 31, 2007, 2006 and 2005:

	Three months ended March 31,
	2008 Unaudited	2007 Unaudited
Swisscom Mobile	51%	60%
1&1	16%	30%
Vodafone	14%	—
OneTouch (1)	12%	—
Others	7%	10%

(1)	In the three months ended March 31, 2008, included revenues from inactive devices of approximately $400,000.

	Year Ended December 31,
	2007	2006	2005
AT&T Wireless (terminated in 2005)	—	—	85%
Swisscom Mobile	48%	45%	8%
1&1	29%	46%	—
Ancel(1)	11%	1%	—
Others(2)	12%	8%	7%

(1)	In 2007, included revenues from inactive devices of $1.1 million.
(2)	In 2007, included revenues from inactive devices of $0.5 million.

The following represents revenues by geographic breakdown for the three months ended March 31, 2008 and 2007 and for each of the years ended December 31, 2007, 2006 and 2005:

	Three months ended March 31,
	2008 Unaudited	2007 Unaudited
	(in thousands)
Europe, Middle East and Africa	3,251	2,958
South America (1)	34	165
Asia Pacific	124	—
Total	$3,409	$3,123

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
United States	$—	$—	$6,794
Europe and Middle East	14,460	12,645	825
South America (1)	1,761	184	—
Asia Pacific	19	100	348
Total	$16,240	$12,929	$7,967

(1)  In 2007, primarily includes revenues from inactive devices.

Discontinuation of Operating System Business Unit

In 2003, we began development of a proprietary operating system, or OS, which targeted manufacturers of affordable mobile phones as well as other mobile devices. This OS was differentiated by its low memory footprint and low processing power requirements, and it also provided a platform that allowed a mobile device manufacturer to rapidly customize and introduce new models to the market. The OS was developed through a separate business unit, which focused on licensing the OS to mobile device manufacturers. In July 2005, our management determined that the high cost of adapting the OS to a variety of mobile platforms and offering the extensive support required by each customer would require the continued investment of a significant amount of capital and other resources. Consequently, we decided to discontinue the OS business unit, which resulted in significantly reduced operating costs in the short-term by allowing our management to focus solely on Ogo-related activity and enabling us to transfer resources and funds to our Ogo business. During the period covered by the financial statements contained in this Quarterly Report, the operating system related activities were classified as discontinued operations.

In October 2005, as part of the discontinuation of operations of our OS business (see “Discontinued Operations” below), and due to our need to increase our cash resources, we granted to Sasken Communication Technologies Ltd., or Sasken, a company based in India, a non-exclusive license for the use, development and sale of the OS that was developed by us. The license enables Sasken to continue the development of the OS and to market it to its customers. It also provides that Sasken will own any intellectual property rights with respect to its development of the software, while IXI will retain ownership in any intellectual property licensed to Sasken. In consideration for the license, Sasken paid to us a net license fee in the amount of $1.8 million. In addition, Sasken will pay us a royalty of $0.10 for each product that is sold by Sasken that contains the OS or any development of it, in whole or in part, without limit as to term, up to an aggregate amount of $5.0 million. To date, we have not received any royalty payments from Sasken.

This transaction was effected without the required approval of the Israeli Office of the Chief Scientist, or OCS, in breach of the terms of the OCS funding. We have applied to the OCS for retroactive approval of this license. In June 2005, an amendment to the Law for the Encouragement of Research and Development in the Industry, 1984, became effective, according to which the OCS has the discretion to grant this retroactive approval, but the regulations governing the calculation of the amount to be paid to the OCS in this case have not yet been promulgated. There can be no assurance that the OCS will grant us retroactive approval for the license, and we do not know the exact amount that we may be required to pay to the OCS if the approval is granted. Accordingly, we are obligated to repay all funds provided by the OCS, including accrued interest at the LIBOR rate. We have provided an allowance in our financial statements in the amount of approximately $3.3 million to reflect our estimate of our obligation to the OCS. We may also be subject to certain criminal penalties for violation of the applicable statues that govern OCS grants and their repayment obligations. If we are required to pay to the OCS the estimated amounts or amounts that are significantly higher than such estimates, or if criminal proceedings are initiated against IXI Israel or any of its officers, our business, financial condition and results of operations would be adversely affected.

Operating Expenses

Cost of Revenues

Cost of revenues relating to the Ogo devices consists primarily of (i) the cost of the device components that we procure directly from third party suppliers, (ii) the cost to us of having the device manufactured by Chi Mei and with respect to the Ogo 2.0c CDMA device once it is available, by Inventec, (iii) royalties for third party licenses for software included in the Ogo devices, shipping and packaging costs, salaries and related personnel expenses for employees engaged in the delivery and support of our products, (iv) allocation of fixed overhead and facility costs, (v) the cost of free devices provided to customers, (vi) warranty expenses and allowance for the warranty of our products, and (vii) write-down expenses relating to slow-moving inventory and advance payments to suppliers.

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

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel expenses, subcontractor costs related to the design, development and testing of new products and technologies, product enhancements and an allocation of fixed overhead and facilities costs related to research and development activity. We conduct research and development primarily in our facilities in Israel and Romania. All research and development costs are expensed as incurred. As of March 31, 2008, our research and development team was comprised of 94 employees and consultants in Israel and Romania. To the extent we have available funds, we expect our research and development expenses to increase in the future as we continue to expand our product offering, features and applications. Until 2005, we received royalty-bearing grants from the OCS for funding the development of PMG® (Personal Mobile Gateway) Technology software and the OS. PMG technology allows a mobile phone or other data device to enable a variety of companion devices (such as watches, cameras, and MP3 players) to connect to the Internet and each other wirelessly. The PMG is the single connection between the wireless network and a collection of affordable and optimized mobile devices, such as watches, cameras and MP3 players. The grants were deducted from research and development expenses. Research and development grants are recognized when we satisfy all the conditions under the law for being entitled to such grants. We do not have any current plans to apply for additional research and development grants from the Government of Israel.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries, commissions, costs of participation in our customers’ marketing efforts, direct marketing costs we incur and related personnel expenses for personnel engaged in the sale and marketing of our products, travel, as well as related trade shows and promotional and public relations expenses and an allocation of fixed overhead and facilities costs related to marketing and sales activity. We maintain an internal direct sales force and also utilize independent distributors and sales representatives, under various agreements and methods of compensation (such as salaries, consultancy fees, bonuses based on sales and commissions set as a percentage of selling price). As of March 31, 2008, our sales and marketing team was comprised of 26 professionals worldwide. To the extent we have available funds, we expect our selling and marketing expenses to increase in the future due to an increase in direct expenses related to sales and marketing, increased salary expense if we increase headcount in our internal direct sales force, as well as increased bonus payments and sales commissions on our revenues to both internal and external market personnel. In addition, as our customer base grows, we will be required to participate and invest directly in additional marketing efforts.

In November 2005, Gemini Funds, Landa Ventures and Concord Venture Funds, each then-existing security holders, entered into a Keep Well Agreement with one of our customers, under which they undertook to indemnify the customer, up to a maximum liability of $4 million, for damages caused by our failure to meet our service or supply commitments, provided that our failure was caused by a lack of sufficient capital. As a consideration for this undertaking, in February 2006, we issued these security holders an aggregate of 1,773,494 shares of convertible preferred stock at an issue price equal to the par value of $0.01 per share. Under US generally accepted accounting principles, or GAAP, we recorded the cost associated with this guarantee in the amount of $3.76 million as a deferred charge against additional paid-in capital, and the deferred charge was amortized to sales and marketing expenses over the expected guarantee period of 20 months ($188,000 per month). Because the Keep Well Agreement was terminated in June 2006 upon the closing of the Bridge Loan (as defined under “- Liquidity and Capital Resources - Bridge Loans; Debt Conversion”), the remaining amount of the deferred charge was fully amortized in June 2006.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related personnel expenses for executive, accounting, finance, legal, human resources, administrative and network and information systems personnel, facilities maintenance, professional fees and other general corporate expenses. To the extent we have available funds, we expect that our general and administrative expenses will continue to increase as we expand our operations and sales to additional countries as well as expand our internal controls and reporting capabilities and incur additional regulatory compliance expenses relating to publicly traded company reporting obligations. During the three months ended March 31, 2008 we have recorded approximately $240,000 of expenses related to executives’ bonus plans. During the year ended December 31, 2007, we recognized non-recurring charges in the amount of $2.2 million relating to executive compensation following the consummation of the Merger between Israel Technology Acquisition Corporation, or ITAC, a blank check company, and IXI Mobile, Inc., or the Merger.

Financial Expenses, Net

Financial expenses, net of interest received on bank deposits and exchange rate differences resulting in a gain, when applicable, consist primarily of interest paid on short term and long-term loans and on convertible loans and of amortization of discount attributed to detachable warrant costs and non-recurring loss conversion charges in connection with short-term loans, long-term loans and convertible loans. During the year ended December 31, 2007, we recognized non-recurring charges following the consummation of the Merger and expenses related to partial conversion of the long-term convertible Bridge Loan, assumption and conversion of guarantee, partial conversion of long-term loan and incurrence of the equity credit line agreement. During the three months ended March 31, 2008, we recognized non-recurring charges following the amendments of the loans and convertible loan. Since we recorded an immediate loss of approximately $1.0 million for the extinguishment of the New Convertible Bridge Loan as additional financial expenses against the long term convertible loan from shareholders in the balance sheet as premium, in the three months ended March 31, 2008, we will amortize this premium over the contractual term of the bridge loan and recognize it as financial income.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements require management to make estimates and assumptions that affect the reported amounts of revenue and expenses, assets and liabilities and disclosure of contingent assets and liabilities, based upon information available at the time that they are made, historical experience and various other factors that are believed to be reasonable under the circumstances. These estimates are evaluated by us on an on-going basis. Actual results may differ from these estimates under different conditions. A description of our critical accounting policies that entail the most significant judments and estimates used in the preparation of our consolidated financial statements is set forth in our Annual Report of Form 10-K.

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

Results of Operations

Three months ended March 31, 2008 (unaudited) compared to three months ended March 31, 2007 (unaudited)

Revenues

Revenues for the three months ended March 31, 2008 increased by 9.2% to approximately $3.4 million, compared to approximately $3.1 million for the three months ended March 31, 2007. Revenues for the three months ended March 31, 2008 included approximately $2.5 million from the sale of Ogo devices of which approximately $400,000 was recognized from revenues from inactive devices. We also generated approximately $900,000 from hosted services in the three months ended March 31, 2008. Revenues for the three months ended March 31, 2007 included approximately $2.6 million from the sale of Ogo devices and approximately $500,000 from hosted services.

Cost of Revenues

Our total cost of revenues for the three months ended March 31, 2008 increased by less than 1% to approximately $3.1 million, compared to approximately $3.1 million for the three months ended March 31, 2007.

Our cost of revenue for the three months ended March 31, 2008 continued to be high compared to our revenues primarily due to salaries and related personnel expenses for employees engaged in the delivery and support of our products and employees engaged in the support of the hosted services, as well as the allocation of fixed overhead and facility costs, which are fixed costs and as such, had a greater weighted impact on the cost of revenues due to the small number of units sold or with respect to which revenue was recognized.

Research and Development Expenses

Our research and development expenses increased by 42.5% to approximately $4.3 million for the three months ended March 31, 2008 from approximately $3.0 million for the three months ended March 31, 2007. The increase was primarily attributable to an increase in the headcount and fixed overhead and facility costs of approximately $900,000. We also incurred additional expenses of approximately $300,000 for development of new applications and new models of the Ogo device including the development of the Ogo Code Division Multiple Access (“CDMA”), a new generation of Ogo devices that is based on EV-DO technology, and the development of additional Ogo products

Selling and Marketing Expenses

Our selling and marketing expenses decreased by 8.8% to approximately $1.8 million for the three months ended March 31, 2008 compared to approximately $2.0 million for the three months ended March 31, 2007. The decrease was primarily attributable to reduction in sales commissions of approximately $220,000 and reduction in marketing contribution, launch expenses and other marketing activities of approximately $160,000, offset by an increase in headcount and fixed overhead costs and facility costs of approximately $150,000.

General and Administrative Expenses

Our general and administrative expenses increased by approximately 113.5% to approximately $1.8 million for the three months ended March 31, 2008 compared to approximately $800,000 for the three months ended March 31, 2007. The increase was primarily attributable to the following: approximately $300,000 related to stock based compensation expenses following new option grants, including non-cash expense on account of the bonus plans of Mr. Barak and Mr. Haller as detailed below and approximately $240,000 in increased salaries, headcount and fixed overhead. Our professional services expenses also increased, primarily attributable to an increase in audit and legal expenses of approximately $360,000 and an increase other general and administrative expenses of approximately $70,000.

We recorded approximately $240,000 of expenses related to bonus plans for Mr. Barak and Mr. Haller as a result of the consummation of the Merger, based on the following:

•
We will be required to record general and administrative expenses in the aggregate amount of approximately $2.0 million in connection with the issuance to Mr. Barak of the right to receive options to purchase 450,000 shares of our common stock, at an exercise price of $5.00, which vest upon reaching various price per share targets; these expenses will be recorded over a period of approximately 42 months from the consummation of the Merger; approximately $140,000 was recorded as an expense during the three months ended March 31, 2008;

•
We will be required to record general and administrative expenses in the aggregate amount of approximately $1.9 million in connection with the issuance to Mr. Haller of the right to receive options to purchase 450,000 shares of our common stock, at an exercise price of $6.06, which vest upon reaching various price per share targets; these expenses will be recorded over a period of approximately 42 months from the consummation of the Merger; approximately $130,000 was recorded as an expense during the three months ended March 31, 2008; and

•
We may be required to record non-recurring, general and administrative expenses of up to approximately $670,000 in connection with cash bonuses in the amount of up to $1.4 million that may be paid to each of Mr. Barak and Mr. Haller upon reaching various price per share targets. These expenses will be recorded over a period of approximately 42 months from the consummation of the Merger; approximately $30,000 was recorded as income against long-term liabilities during the three months ended March 31, 2008.

Financial Expenses, Net

Our financial expenses, net, for the three months ended March 31, 2008 were approximately $1.0 million compared to financial expenses, net of approximately $900,000 for the three months ended March 31, 2007. This increase was primarily attributable to financial expenses recorded in connection with the amendments of the loans and other debts as follows:

We accounted for the third modification to the terms of our Bridge Loan in March 2008 under the provisions of EITF 96-19, "Debtor's Accounting for Modification or Exchange of Debt Instruments" ("EITF 96-19") and EITF 06-6, "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments", ("EITF 06-6"), as an extinguishment of the Bridge Loan, and the issuance of a new loan under the modified terms. As such, we recorded an immediate loss of approximately $1.0 million for the extinguishment of the original Bridge Loan as additional financial expenses, against the long term convertible loan from shareholders in the balance sheet as premium, which will be amortized over the contractual term of the Bridge Loan and recognized as financial income. For further discussion regarding defined by SFAS No. 157, Fair Value Measurements; or FAS 157 please see "Bridge Loans; Debt Conversion" paragraph.

•	We recorded approximately $207,000 on account of the grant of amortization of various deferred debt costs related to the Bridge Loan and Credit Line.

•	We recorded approximately $230,000 on account of interest due on Bridge Loan, March 2007 Loans and credit line.

•
We accounted for the first modification to the terms of our Bridge Loan in 2006 under the provisions of EITF 06-6, "Debtor's Accounting For A Modification (or Exchange) of Convertible Debt Instruments", as an extinguishment of the Bridge Loan, and the issuance of a new loan under the modified terms. As such, we recorded an immediate loss of approximately $8.8 million for the extinguishment of the original Bridge Loan as additional financial expenses. This included approximately $2.9 million for the extinguishment of the Bridge Loan (such amount includes costs for issuance of 600,000 shares of common stock to Southpoint) and approximately $5.9 million as detailed below. The amended Bridge Loan was recorded in the balance sheet based at its fair value, which amounted to approximately $26 million. As the fair value of the amended Bridge Loan is greater than its contractual repayment schedule, such premium in the amount of approximately $5.9 million will be amortized over the contractual term of the loan (12 months) using the effective interest method as financial income. As of December 31, 2007, the Company recorded financial income of approximately $5.6 million as effective interest income derived from the valuation of the Bridge Loan. Following the partial conversion of the Bridge Loan in October 2007, which accounts for the second modification, the related part of the premium was amortized immediately. During the three months ended March 31, 2008, the remaining part of the premium in the amount of approximately $330,000 was fully amortized.

•	We recorded approximately $85,000 finance income on our bank deposits.

Net Loss

We had a net loss from continuing operations of approximately $8.7 million for the three months ended March 31, 2008, compared to a net loss of approximately $6.7 million for the three months ended March 31, 2007 as a result of the reasons described above.

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

Non-GAAP Cost of Revenues Reconciliation

	Three months ended March 31,
	2008	2007
	(in thousands)
Total revenues	$3,409	$3,123
GAAP cost of revenues:	3,131	3,111
Stock-based option expense in GAAP cost of revenues	21	1
Non-GAAP cost of revenues (excluding the above)	$3,110	$3,110
Non-GAAP gross margin	8.78%	0.4%

Non-GAAP Operating Loss Reconciliation

	Three months ended March 31,
	2008	2007
	(in thousands)
GAAP operating loss	$(7,596)	$(5,797)
Stock-based option and share expense in GAAP operating expenses, including Merger related expenses	598	72
Non-GAAP operating loss (excluding the above)	$(6,998)	$(5,725)

Non-GAAP Net Loss Reconciliation

	Three months ended March 31,
	2008	2007
	(in thousands)
GAAP net loss	$(8,658)	$(6,722)
Stock based option and share expense in GAAP operating expenses, including merger related expenses	598	72
Financial expenses (income) relating to Merger, conversion of loans and credit line	865	-
Non-GAAP net loss (excluding the above)	$(7,195)	$(6,650)

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

•
Finance expenses recorded in connection with the amendments of the loans and credit line. In addition to the above mentioned exclusions, we have also excluded financial expenses recorded in connection with the amendments of the loans and credit line primarily because we believe that excluding these items allows investors to better assess our net loss and to compare it to previous periods that did not include these expenses.

Liquidity and Capital Resources

General

Since our inception, our operations have been funded through capital investments from our security holders, loans from venture lenders and banks, OCS grants and cash flow from operations. We have incurred operating losses since inception, including net losses of approximately $68.6 million, $22.7 million and $12.0 million in 2007, 2006 and 2005, respectively, and net losses of approximately $8.7 million and $6.7 million for the three months ended March 31, 2008 and 2007, respectively, and we had an accumulated deficit of approximately $168.8 million as of March 31, 2008. We also have had and continue to have negative cash flows from operating activities. For the years ended December 31, 2007, 2006, and 2005 we had negative cash flow from operating activities in the amounts of $34.5 million, $18.0 million and $15.0 million, respectively and for the three months ended March 31, 2008 and 2007 we had negative cash flow from operating activities in the amounts of $4.7 million and $3.1 million, respectively. At March 31, 2008, we had cash and cash equivalents available to fund operations of approximately $12.6 million and, in addition we have an unused credit line from Bank Leumi of approximately $500,000. At May 14, 2008, we had cash and cash equivalents available to fund operations of approximately $10.6 million, in addition we have an unused credit line from Bank Leumi of approximately $460,000. In order to continue our operations according to our business plan and to repay our outstanding indebtedness in cash when due, we will require substantial additional equity or debt financing in both the short and the long term. There can be no assurance that we will be able to raise additional financing or to continue as a going concern. See “- Overview - History of Continuing Losses; Going Concern; Need for Additional Financing.”

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

In addition to our regular operating expenses (such as research and development expenses, sales and marketing expenses and general and administrative expenses), as of March 31, 2008, we had the following contractual obligations and commercial commitments:

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In Thousands)
Operating leases (1)	$986	$635	$351	$0	$0
Motor vehicles leases	$1,070	$499	$571	$0	$0
Purchase obligations (2)	$4,495	$4,495	$0	$0	$0
Other long-term commitments (3)	$3,794	$2,909	$885	$0	$0
Severance pay (4)	$1,352	$0	$0	$0	$1,352
Long term and Convertible loan (5)	$12,436	$0	$12,436	$0	$0
Total contractual obligations	$24,133	$8,538	$14,243	$0	$1,352
_________________

(1)	The operating leases are for the premises that we lease for our operations, research and development, sales and marketing and headquarters.

(2)	As of March 31, 2008, we had open purchase orders with third party suppliers mainly for the manufacturing and product development of the Ogo devices for a total of approximately $4.5 million.

(3)
Mainly due to one agreement with a major IM provider provides for minimum amounts committed to be paid by us from January 1, 2008 through September 30, 2009 of $1.8 million and another agreement with a different major IM provider provides minimum amounts committed to be paid by us from January 1, 2008 of $875,000.

(4)
Severance pay relates to accrued severance obligations to our Israeli employees as required under Israeli labor law. These obligations are payable only upon termination, retirement or death of the respective employee and there is no obligation if the employee voluntarily resigns. $243,000 of this amount is unfunded.

(5)	Long term and Convertible loans were amended on March 28, 2008.

Bridge Loans; Debt Conversion

On June 20, 2006, IXI R&D entered into a Bridge Loan Agreement with Southpoint pursuant to which Southpoint loaned to IXI R&D $20.0 million (from which we paid $1.7 million in cash compensation to certain private placement agents and $700,000 in cash compensation, upon consummation of the Merger, to certain financial institutions providing advisory services to us), with IXI acting as guarantor thereto (the “Bridge Loan”). Under the original terms of the Bridge Loan Agreement, the Bridge Loan bore interest of 20% per annum and was repayable upon the earlier of June 6, 2008 (the “Original Repayment Date”) or the acceleration of the Bridge Loan in accordance with the agreement (such acceleration being referred to as the “Original Maturity Date”). IXI has unconditionally guaranteed all of the obligations of IXI R&D under the financing documents, and all obligations of IXI and IXI R&D are secured by a perfected first priority security interest on our, IXI’s and IXI R&D’s assets (subject to limited exceptions).

In addition, in June 2006 Landa Ventures and the Gemini Funds (the “Guarantors”), both security holders of IXI (and now of ours), who previously guaranteed a credit line and a loan received by IXI R&D from Bank Leumi Le’Israel Ltd. in the total amount of $8.0 million, undertook in a Letter Agreement dated June 19, 2006, as amended (the “Letter Agreement”), to extend their guarantee and to maintain the existing bank credit line and loan at $8.0 million (the “Credit Facility”) until the Original Repayment Date or Original Maturity Date (as the case may be) (as amended, the “Guaranty”). Pursuant to the Letter Agreement, each of the Guarantors is entitled to assume all or any part of any amounts owed by IXI R&D to Bank Leumi under the line of credit or under the loan and in such event any such assuming Guarantor shall be entitled to the same rights and benefits conferred on Southpoint, as the Bridge Loan lender, by the Bridge Loan Agreement. In consideration of the extension of the Guaranty, the Guarantors are entitled to a fee equal to the difference between the interest paid to Bank Leumi and the amount of interest that IXI would have paid to Bank Leumi if the Credit Facility bore interest at a rate equal to the rate set forth in the Bridge Loan Agreement. As of March 31, 2008, we owed an aggregate of $50,371 accrued interest to Landa Ventures and the Gemini Funds in consideration for their guarantee of the Credit Facility.

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

We accounted for the 2006 modification to the terms of the Bridge Loan under the provisions of EITF 06-6, “Debtor’s Accounting For A Modification (or Exchange) of Convertible Debt Instruments”, as an extinguishment of the Bridge Loan, and the issuance of a new loan under the modified terms, and as such, we recorded an immediate loss of approximately $8.8 million for the extinguishment of the original Bridge Loan as additional financial expenses. Additional financial expenses of approximately $ 1.2 million were recognized due to the full amortization of various deferred charges related to the Bridge Loan. The amended Bridge Loan was recorded in the balance sheet based on its fair value, which amounted to approximately $26 million. As the fair value of the amended Bridge Loan is greater than its contractual repayment schedule, such premium was amortized over the contractual term of the loan using the effective interest method as financial income. in the three months ended March 31, 2008, we recorded the remaining premium in the amount of $330,000 out of total financial income of approximately $5.9 million as effective interest income derived from the valuation of the Bridge Loan.

In connection with the consummation of the Merger, Southpoint received 1,000,000 shares of our common stock and the Guarantors received 400,000 shares of our common stock. These 1,400,000 shares of common stock were issued to Southpoint and the Guarantors on June 6, 2007, and, based on the terms of the Merger and the per share Merger consideration of $6.06 per share, these shares of common stock had an aggregate value of $8.5 million on the date of issuance. Southpoint also received $150,000 as reimbursement of certain legal fees incurred in connection with the Bridge Loan. We also issued an additional 30,000 shares of common stock to certain private placement agents who participated in identifying potential bridge lenders, together with cash compensation in the amount of $1.7 million. In addition, each of Southpoint and the Guarantors were entitled to convert all or part of its respective debt facility (including accrued interest thereon), into shares of our common stock until June 6, 2008, at a price of $5.50 per share. Furthermore, if each of the above were to convert 50% or more of its respective debt facility (excluding accrued interest thereon), it would be entitled to receive warrants to purchase shares of our common stock at an exercise price of $5.00 (subject to adjustment in case of stock dividends and stock splits), expiring in June 2009. If 100% of the debt is converted, the maximum total number of shares of common stock under the warrants is 1,000,000, allocated between Southpoint and the Guarantors according to the proportionate amount of their debt facilities. Southpoint and the Guarantors have agreed to be subject to lock-up arrangements which have been agreed to by the principal security holders of IXI (excluding warrants to purchase shares of our common stock that may be issued to the private placement agents in connection with the conversion of the Bridge Loan) and are entitled to registration rights on the same terms as those security holders.

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

Due to the prolonged Merger process and in order to satisfy IXI’s working capital requirements prior to receipt of the Merger consideration, IXI and IXI Israel also entered into non-convertible loan agreements in March 2007 (the “March 2007 Loans”) with Southpoint, Gemini Funds and Landa Ventures under which IXI received gross proceeds of $6.0 million in two tranches of $3.0 million each. The March 2007 Loans bore interest at the rate of 10% per annum. As originally agreed, one-half of the March 2007 Loans was due and repayable on June 6, 2008 and the balance was due and payable on June 6, 2009, in each case together with any interest accrued and unpaid thereon. Thereafter, in May 2007 IXI borrowed an additional $5.0 million, which was repaid in full in July and August of 2007 . See below amendments to March 2007 loans.

On November 14, 2007, we entered into an agreement with Landa Ventures regarding the conversion of $2.592 million principal amount of debt consisting of the $2.0 million loan made by Landa Ventures to IXI as part of the March 2007 Loans and the assumption and conversion of $592,000 guaranteed by Landa Ventures under the Credit Facility, at the conversion price of $3.60 per share and the issuance of warrants to purchase shares of our common stock at an exercise price of $4.10 per share (subject to adjustment in case of stock dividends and stock splits), expiring five years from the date of grant. This conversion resulted in the issuance of an aggregate of 720,000 shares of common stock and warrants to purchase an aggregate of up to 432,000 shares of common stock. As a result of the conversion of this remaining Guarantee at a per share conversion price of $3.60 (as opposed to the $5.50 per share conversion price specified under the terms of the Guarantee, as amended,) Landa received an aggregate of 56,808 additional shares as a result of the conversion, which also reflected an immediate gain of $0.52 per share, or $329,540 in total, when compared to the market price on the date of conversion of $4.12 per share. Following this transaction, Landa Ventures is no longer a Guarantor.

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

On March 28, 2008, we entered into amendments to Bridge Loan Agreement with Southpoint, the March 2007 Loans with Southpoint and Gemini Funds and the Guarantee from Gemini Funds of the Credit Facility, in each case to (1) extend the maturity date of all principal payments thereunder from June 2008 and June 2009 to June 5, 2010, (2) increase the interest rate from 10% to 20%, effective April 1, 2008, (3) capitalize all interest payments, including any accrued and unpaid interest, and (4) amend the prepayment provisions upon a change of control to provide that the interest payable shall be calculated through the maturity date of June 5, 2010. As a result, at March 31, 2008, the principal amount outstanding under the loan arrangements is $14 million in the aggregate, including an aggregate of approximately $3.3 million of accrued and unpaid interest. The total interest that would be payable upon a change of control would be $5.7 million, which is the total interest that will be due on the loans on the Maturity Date. As a result of the Amendments, we -classified the Bridge Loan, the Guarantee and the March 2007 Loans, including accrued and unpaid interest, in the total amount of $11.4 million as long-term debt as of the first quarter of 2008.

The March 2008 amendments to the terms of the March 2007 Loans were accounted for under the provisions of EITF 96-19, as the fair value of the loans approximately equals the carrying amount of the loans, no finance expenses were recorded.

The March 2008 amendment to the terms of the Bridge Loan and to the terms of the March 2007 Loans were accounted for under the provisions of EITF 96-19 and EITF 06-6. We recorded non-recurring loss upon extinguishment in the amount of approximately $1.0 million of financial expenses , against the long term convertible loan from shareholders in the balance sheet as premium, which will be amortized over the contractual term of the Bridge Loan and recognized as financial income.

As of March 31, 2008, we recorded the remaining March Loans at fair value in the consolidated balance sheets based on Company’s management estimations. The lowest level of inputs used to estimate the fair value of the remaining March Loans are considered as Level III inputs as defined by SFAS No. 157. Level III inputs are defined as unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

For the estimation the fair value of the remaining March Loans, we calculated the discounted future cash flow by using a comparable market interest. The comparable market interest rate was calculated as 21.62% computed by 20% nominal interest and 1.62% risk free interest.

As of March 31, 2008, we recorded the remaining New Convertible Loan at fair value in the consolidated balance sheets based on Company's management estimation. In determining the fair value, we have considered a number of factors, including valuations and appraisals. The lowest level of inputs used to estimate the fair value of the remaining New Convertible Loan is considered as Level III inputs as defined by SFAS No. 157. Level III inputs are defined as unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The Fair Value of the New Convertible Bridge Loan was estimated as an aggregate of its two components: (1) the conversion element and (2) the liability element. The Fair Value of the conversion element was estimated by applying the Black and Scholes Model for option pricing for an amount of 1,846,878 warrants with the following assumptions: stock price of $ 3.15, exercise price of $ 5.5, expected volatility of 70%, risk-free interest rates of 1.62%, dividend yields of 0% and an expected life of 2 years and two months.

The Fair Value of the liability element was estimated by discounting its future cash flow by the comparative market interest. The comparable market interest rate was calculated as 21.62% computed by 20% nominal interest and 1.62% risk free interest.

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

We have not yet received any proceeds under the ELOC Arrangement. The ELOC Arrangement will remain in effect until the earlier of 24 months following the date that the registration statement with respect to the shares that may be issued under the ELOC Arrangement is declared effective and November 10, 2010, unless otherwise terminated by us or Tailor-Made pursuant to the terms of the ELOC Arrangement. In connection with the ELOC Arrangement, we issued Tailor-Made 75,000 shares of common stock as a commitment fee and a five year warrant to purchase up to 312,500 shares of our common stock at an exercise price of $4.10 per share (subject to adjustment in case of stock dividends and stock splits). The amount attributed to the issuance of these shares of common stock was $284,000 (net of $9,000 of issuance costs) and was recorded as financial expenses during 2007. The warrant issued to Tailor-Made will vest proportionally to the value of the shares purchased by Tailor-Made under the ELOC Arrangement at the time of purchase. As of March 31, 2008, none of the warrants had vested; accordingly, no financial expenses were recorded.

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

The net proceeds received in this private placement were recorded as stockholders' equity. The amount attributed to the issuance of these warrants was $383,000. These issuance costs were recorded as additional paid in capital.

Cash Flow Analysis

Our continuing operating activities used cash in the amount of approximately $4.7 million for the three months ended March 31, 2008, compared with cash used in operating activities of approximately $3.1 million for the three months ended March 31, 2007. This increase was mainly attributable to our continuing investment in product development, our sales and marketing efforts related to expanding our business, an increase in our headcount and fixed overhead and facility costs and to increased general working capital needs.

Our investing activities relating to our continuing operations used cash in the amount of $22,000 for the three months ended March 31, 2008, compared with cash used in investing activities of approximately $47,000 for the three months ended March 31, 2007. In each period, cash was primarily used for the purchase of property and equipment.

Our financing activities for the three months ended March 31, 2008 provided cash in the amount of approximately $110,000, which consisted of proceeds from short term bank credit. Our financing activities for the three months ended March 31, 2007 provided cash of approximately $1.2 million, which consisted of proceeds from March 2007 Loan of $1.0 million and proceeds from short term bank loan of approximately $200,000.

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

Foreign Exchange Risk

Although we report our consolidated financial statements in US dollars, in 2005, 2006, 2007 and 2008, a significant portion of our revenues and portion our expenses was denominated in other currencies. Our management believes that the dollar is the primary currency of the economic environment in which we and our subsidiaries operate. Thus, our and our subsidiaries’ functional currency is the dollar. Monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with SFAS, No. 52, “Foreign Currency Translation”. All transaction gains and losses of the remeasured monetary balance sheet items are reflected in our statement of operations as financial income or expenses, as appropriate. Consequently, fluctuations in the rates of exchange between the dollar and non-dollar currencies will affect our results of operations. An increase in the value of a particular currency relative to the dollar will increase the dollar reporting value for transactions, and a decrease in the value of that currency relative to the dollar will decrease the dollar reporting value for those transactions. This effect on the dollar reporting value for transactions is generally only partially offset by the impact that currency fluctuations may have on costs. We currently do not engage in currency hedging transactions to offset the risks associated with variations in currency exchange rates but we intend to begin engaging in hedging transactions in the near future. Due to the instability of the foreign currency markets, significant foreign currency fluctuations and other foreign exchange risks may have a material adverse effect on our business, financial condition and results of operations.

ITEM 4T. CONTROLS AND PROCEDURES

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

(a) Exhibits:

31.1 - Section 302 Certification by CEO

31.2 - Section 302 Certification by CFO

32.1 - Section 906 Certification by CEO

32.2 - Section 906 Certification by CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2008	IXI MOBILE, INC.

	By:	/s/ Amit Haller
Amit Haller
Chief Executive Officer

	By:	/s/ Lihi Segal
Lihi Segal
Executive Vice President and Chief Financial Officer