Form 10-Q
period 2008-06-30
IXI Mobile, Inc.
filed 2008-08-19
CIK 1319644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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
Yes ☐    No ☒

As of August 19 2008, 25,287,111 shares of common stock, par value $.0001 per share, were issued and outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IXI MOBILE INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2008

U.S. DOLLARS IN THOUSANDS

UNAUDITED

INDEX

Page

Condensed Consolidated Balance Sheets	2 - 3

Condensed Consolidated Statements of Operations	4

Condensed Statements of Changes in Stockholders' Deficiency	5

Condensed Consolidated Statements of Cash Flows	6 - 7

Notes to Condensed Consolidated Financial Statements	8 - 15

IXI MOBILE INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	June 30,	December 31,
	2008	2007
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,118	$$17,278
Restricted cash	198	183
Trade receivables, net	2,932	3,019
Other receivables and prepaid expenses	1,691	1,364
Vendor advance payments, net	1,694	4,081
Inventories, net (of which $ 7,582 and $7,806 delivered to customers but not yet recognized as revenues as of June 30, 2008 and December 31, 2007, respectively)	12,927	14,239

Total current assets	27,560	40,164

LONG-TERM ASSETS:
Severance pay fund	1,292	917
Long-term prepaid expenses	48	39
Property and equipment, net	479	487
Deferred debt costs	125	348

Total long-term assets	1,944	1,791

Total assets	$29,504	$41,955

The accompanying notes are an integral part of the condensed consolidated financial statements.

IXI MOBILE INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	June 30,	December 31,
	2008	2007
	Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Current maturities of long-term convertible loan from stockholders	$-	$4,492
Current maturities of long-term loans from stockholders	-	2,000
Short-term bank credit	2,446	1,942
Trade payables	7,129	2,095
Employees and payroll accruals	1,750	1,488
Deferred revenues	10,306	10,149
Other payables and accrued expenses	2,236	6,401
Liabilities of discontinued operations	2,555	2,523

Total current liabilities	26,422	31,090

LONG-TERM LIABILITIES:
Long-term loans from stockholders, net of current maturities	4,609	2,000
Long-term convertible loan from stockholders	8,278	-
Other long term liabilities	7	286
Accrued severance pay	1,540	1,138

Total long-term liabilities	14,434	3,424

STOCKHOLDERS' EQUITY (DEFICIENCY) *** :
Stock capital -
Common stock of $ 0.0001 par value: Authorized: 60,000,000 shares at June 30, 2008 and December 31, 2007; Issued and outstanding: 25,221,691 and 20,787,955 shares at June 30, 2008 and December 31, 2007, respectively	2	2
Receipts on account of stock ** )	-	15,840
Additional paid-in capital *)	168,842	151,750
Accumulated deficit	(180,196)	(160,151)

Total stockholders' equity (deficiency)	(11,352)	7,441

Total liabilities and stockholders' equity (deficiency)	$29,504	$41,955

*)	Net of deferred stock based compensation.
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

IXI MOBILE INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except share and per share data

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Revenues:
Product sales	$3,691	$5,144	$1,203	$2,512
Services	1,939	1,150	1,018	659
Total Revenues	5,630	6,294	2,221	3,171

Cost of Revenues:
Product sales	7,020	5,990	4,536	3,434
Services	1,702	1,183	1,055	628
Cost of revenues	8,722	7,173	5,591	4,062

Gross loss	(3,092)	(879)	(3,370)	(891)

Operating expenses:
Research and development	8,446	7,137	4,166	4,133
Selling and marketing	3,015	3,346	1,229	1,388
General and administrative	3,804	4,603	1,996	3,756

Total operating expenses	15,265	15,086	7,391	9,277

Operating loss	(18,357)	(15,965)	(10,761)	(10,168)
Financial expenses, net	(1,656)	(12,210)	(610)	(11,313)

Loss from continuing operations	(20,013)	(28,175)	(11,371)	(21,481)
Loss from discontinued operations	(32)	(55)	(16)	(27)

Net loss	$(20,045)	$(28,230)	$(11,387)	$(21,508)

Basic and diluted net loss per share of Common stock:

From continuing operations	$(0.80)	$(10.77)	$(0.45)	$(4.64)
From discontinued operations	(0.00)	(0.02)	(0.00)	(0.01)

Basic and diluted net loss per share	$(0.80)	$(10.79)	$(0.45)	$(4.65)

Weighted average number of shares of Common stock used in computing basic and diluted net loss per share of Common stock	25,201,624	2,694,311	25,211,573	4,705,970

The accompanying notes are an integral part of the condensed consolidated financial statements.

IXI MOBILE INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

U.S. dollars in thousands, except share data

	Common stock				Series A Convertible Preferred stock				Series B Convertible Preferred stock				Series C Convertible Preferred stock				Series D Convertible Preferred stock				Receipts on	Additional
	Number	Amount			Number	Amount			Number	Amount			Number	Amount			Number	Amount			Account of stock	Paid-in capital		Notes receivable	Accumulated deficit	Total

Balance at January 1, 2007	687,992	$		*)	77,718	$		*)	67,861	$		*)	222,426	$		*)	5,104,902	$		*)	$-	$68,715	**)	$(110)	$(91,327)	$(22,722)

Accumulated affect adjustment upon adoption of FASB Interpretation No.48.	-		-		-		-		-		-		-		-		-		-		-	-		-	(234)	(234)
Exercise of IXI warrants to Common stock	166,262	$		*)	-		-		-		-		-		-		-		-		-	-		-	-	-
Issuance of stock to Co-Chairman	216,000	$		*)	-		-		-		-		-		-		-		-		-	1,309		-	-	1,309
Conversion of warrants to Preferred stock	-		-		-		-		-		-		4,936	$		*)	5,384	$		*)	-	17		-	-	17
Conversion of convertible Preferred stock into Common stock	5,483,478		1		(77,718)	$		*)	(67,861))	$		*)	(227,362)	$		*)	(5,110,286)	$		*)	-	0		-	-	1
Issuance of Common stock in connection with the Merger, net of acquisition costs	7,818,000		1		-		-		-		-		-		-		-		-		-	32,435				32,436
Issuance of shares following the merger	1,566,000	$		*)	-		-		-		-		-		-		-		-		-	7,927			-	7,927
Repayment of notes receivables			-		-		-		-		-		-		-		-		-		-	-		110	-	110
Stock-based compensation	-		-		-		-		-		-		-		-		-		-		-	1,650		-		1,650
Comprehensive loss:
Net loss	-		-		-		-		-		-		-		-		-		-		-	-		-	(28,230)	(28,230)
Total comprehensive loss																									(28,230)	(28,230)

Balance at June 30, 2007 (unaudited)	15,937,732		2		-			*)	--			*)	-			*)	-			*)	-	112,053	**)	-	(119,791)	(7,736)

Balance at January 1, 2008	20,787,955		$2		-		-		-		-		-		-		-		-		$15,840	$151,750		-	$(160,151)	$7,441
Issuance of shares upon conversion of convertible debt	4,400,000	$		*)	-		-		-		-		-		-		-		-		(15,840)-	15,840		-	-	0
Exercise of employee stock options	33,736	$		*)	-		-		-		-		-		-		-		-			11		-	-	11
Stock-based compensation	-		-		-		-		-		-		-		-		-		-		-	1,241		-	-	1,241
Comprehensive loss:
Net loss	-		-		-		-		-		-		-		-		-		-		-	-		-	(20,045)	(20,045)
Total comprehensive loss	-		-		-		-		-		-		-		-		-		-		-	-		-	(20,045)	(20,045)

Balance at June 30, 2008 (unaudited)	25,221,691		$2		-		$-		-		$-		-		$-		$-		$-		$-	$168,842		$-	$(180,196)	$(11,352)

*)	Represents an amount lower than $ 1.
**)	Net of deferred stock based compensation in an amount of $ 540, $441, $ 340 and $ 121 as of January 1, 2007, June 30, 2007, January 1, 2008 and June 30, 2008, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

IXI MOBILE INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,
	2008	2007
	Unaudited
Cash flows from operating activities:

Net loss	$(20,045)	$(28,230)
Less - net loss of discontinued operations	32	55
Net loss of continuing operations	(20,013)	(28,175)
Adjustments to reconcile net loss of continuing operations to net cash used in operating activities of continuing operations:

Depreciation and amortization	124	203
Stock-based compensation expenses	1,241	1,650
Financial expenses related to extinguishment of long-term convertible loan from shareholders	990	-
Amortization of expenses related to extinguishment of long-term convertible loan from shareholders	(129)	-
Decrease in trade receivables	87	617
Amortization of deferred debt and Merger costs	223	1,411
Decrease (increase) in other receivables, prepaid expenses and vendor advance payments	2,060	(2,372)
Decrease in inventories, net	1,312	272
Decrease (increase) Increase in long-term prepaid expenses	(9)	54
Increase (decrease) in trade payables	5,023	(939)
Increase in employees and payroll accruals	262	253
Increase (decrease) in deferred revenues	157	(750)
Decrease in other payables and accrued expenses	(1,398)	(186)
Increase in accrued severance pay, net	27	17
Increase (decrease) in other long term liabilities	(76)	20
Merger related expenses, included in the general and administrative and financial expenses	(332)	10,218
Accrued interest	891	1,259
Net cash used in operating activities of continuing operations	(9,560)	(16,448)
Net cash used in operating activities of discontinued operations	-	(16)

Net cash used in operating activities	(9,560)	(16,464)

Cash flows from investing activities:
Restricted cash,	(11)	101
Purchase of property and equipment	(105)	(162)

Net cash used in investing activities	(116)	(61)

The accompanying notes are an integral part of the condensed consolidated financial statements.

IXI MOBILE INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,
	2008	2007
	Unaudited
Cash flows from financing activities:
Proceeds from issuance of Common stock in the Merger, net of issuance costs (1)	-	33,373
Payment of deferred debt and Merger costs	-	(24)
Proceeds from short-term bank credit	505	939
Collection of notes receivable	-	110
Proceeds from exercise of employee stock options	11	-
Proceeds from short-term loans	-	5,000
Proceeds from long-term loans	-	6,000

Net cash provided by financing activities from continuing operations	516	45,398

Increase (decrease) in cash and cash equivalents	(9,160)	28,873
Cash and cash equivalents at the beginning of the period	17,278	2,729

Cash and cash equivalents at the end of the period	$8,118	$31,602

Supplemental information and disclosure of non-cash investing and financing activities from continuing operations (including other non-cash equity transactions):
Issuance of shares of Common stock upon conversion of long term convertible loan	$15,840	$-

Capitalization of interest to principle on stockholder's loans	$3,296	$-

Purchase of property and equipment	$11	$63

Deferred debt and Merger costs	$-	$1,706

Cash paid during the period for:
Interest	$53	$342
Taxes	$87	$53
(1) Cash consideration from issuance of Common stock in the Merger, net of issuance costs:
Working capital, excluding cash	$-	$183
Issuance of Common stock in connection with the Merger	-	35,038
Merger costs	-	(1,848)

	$-	$33,373

The accompanying notes are an integral part of the condensed consolidated financial statements.

IXI MOBILE INC. AND ITS SUBSIDIARIES

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

b.
As of June 30, 2008, the Company has five wholly-owned active subsidiaries: IXI Mobile (USA) Inc., IXI Mobile R&D Ltd. ("the Israeli subsidiary" or "IXI Israel"), IXI Mobile (Europe) Limited, IXI Mobile (Asia Pacific) Ltd., IXI Mobile (East Europe) SRL, and three wholly-owned inactive subsidiaries: Neo Mobile Ltd., Neo Mobile Telecom and LLC Neo Mobile Inc. (together "the Group"). (See also Note 10c).

IXI MOBILE INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL (Cont.)

c.	Vendor advance payments, net:

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

As of June 30, 2008, the Company’s management believe, that due to refocus of the Company’s activities, it will not be able to sell quantities of its prepaid products that it had previously anticipated. Accordingly, it believes that it will not realize $ 621 from the advance payments. Consequently, during the six months ended June 30, 2008 and 2007 the Company recorded cost of revenues of $621 and $680, respectively, for advance payments to suppliers. As of June 30, 2008, the remaining vendor advance payments net balance is $1,694.

d.
From inception, the Company has generated recurring losses from operations and negative cash flows from operating activities. As of June 30, 2008, and December 31, 2007, the Company has a working capital of $ 1,138 and $ 9,074, respectively, and stockholders' equity (deficiency) of ($11,352) and $7,441, respectively. As of June 30, 2008, the Company has cash and cash equivalent balances of approximately $8,100, compared to operating expenses of approximately $7,391 for the three months ended June 30, 2008. The Company plans to continue to finance its operations through long term loans, by raising additional capital and in the longer term, to generate sufficient revenues to finance its operations. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed for current operations and long-term development or that the Company will be able to function as a going concern (See also Note 10c). These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

IXI MOBILE INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated balance sheet as of June 30, 2008, the unaudited condensed consolidated statements of operations for the three and six month periods ended June 30, 2008 and 2007, the unaudited condensed statement of changes in stockholders' deficiency for the six month period ended June 30, 2008 and 2007, and the unaudited condensed consolidated statements of cash flows for the six month periods ended June 30, 2008 and 2007 have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such unaudited condensed consolidated financial statements do not include all of the information and footnotes disclosures required in annual audited financial statements. In the opinion of the Company's management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire year.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2007, included in the Company's Annual Report on Form 10-K.

NOTE 3:-	INVENTORIES

	June 30,	December 31,
	2008	2007
	Unaudited

Raw materials	$3,273	$3,882
Finished products	4,263	3,570
Finished products at customers *)	7,582	7,806
Write-down provision	(2,191)	(1,019)

	$12,927	$14,239
As for a commitment to purchase inventories, see Note 7.

*)	Represent costs of inventory that was delivered to customers but not yet recognized as revenues.

During the six months periods ended June 30, 2008 and 2007, expenses in total amount of $1,172 and $280, respectively, were recorded with respect to inventory write-downs.

IXI MOBILE INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 4:-	SHORT-TERM BANK CREDIT

In April 2006, the Israeli subsidiary received a short-term bank credit from an Israeli bank in the amount of $8,000, which bears annual interest at a rate of LIBOR + 3% which under the original terms was to be repaid on December 31, 2006.

Several stockholders, ("the Guarantors") provided a guarantee ("the Guarantee") to the bank to secure the payment of the short-term bank credit. As a consideration for the guarantee, the Guarantors were entitled to an amount equal to the difference between the basic interest rate (nominal interest of 10% per annum) and the interest rate owed under the short-term bank credit (nominal interest of 4.91% as of June 30, 2008).

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

On March 28, 2008, the Company, entered into an amendment to the agreement of the remaining March 2007 Loans with certain of its existing stockholders. Effective April 1, 2008, the repayment date is extended to June 5, 2010 instead of June 5, 2008 and June 5, 2009, all unpaid principal and accrued or unpaid interest was capitalized to be part of the loan principal, which resulted in the principal amount of $4,391, and the interest rate was increased from 10% to 20%. Additionally the amendments revise the time of payment of any principal and interest to the Maturity Date. Upon a change of control of the Company as defined in the Loan's Amendments and prior to the Maturity Date, all unpaid principal and accrued and unpaid interest through the Maturity Date shall be due and payable in full even if the change of control occurs earlier.

The Company accounted for the amendment to the March 2007 Loans agreement under the provisions of EITF 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments" ("EITF 96-19"), as an extinguishment of the remaining balance of the March 2007 Loans, and the issuance of a new loan under the modified terms. As of March 31, 2008, the remaining March 2007 Loans, as amended, were recorded in the balance sheet based on their fair value, which equals the carrying amount of the loans, in the amount of $4,391.As of June 30, 2008, total amount of the remaining March 2007 Loans, as amended, was $4,609.

IXI MOBILE INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 6:-	CONVERTIBLE LOANS

On March 28, 2008, the Company and one of its existing stockholders entered into an amendment to the New Convertible Bridge Loan Agreement. Effective April 1, 2008, the repayment date is extended to June 5, 2010 instead of June 5, 2008, any principal, accrued or unpaid interest was capitalized to be part of the loan principal, which resulted in principal amount of $7,064, and the interest rate is increased from 10% to 20%. Additionally the amendments revise the time of payment of any principal and interest to the Maturity Date. Upon a change of control of the Company, as defined in the Convertible Loan amendment and prior to the Maturity Date, all unpaid principal and accrued and unpaid interest through the Maturity Date shall be due and payable in full even if the change of control is consummated earlier.

The amendment to the terms of the New Convertible Bridge Loan was accounted for under the provisions of EITF 96-19 and EITF 06-6, "Debtor's Accounting For a Modification (or Exchange) of Convertible Debt Instruments" ("EITF 06-6"), as an extinguishment of the New Convertible Bridge Loan, and the issuance of a new loan under the modified terms, and as such, the Company recorded an immediate loss of approximately $990 for the extinguishment of the New Convertible Bridge Loan as additional financial expenses. Additional financial expenses of approximately $207 were recognized due to the full amortization of various deferred charges related to the loan. The amended New Convertible Bridge Loan was recorded in the balance sheet based on its fair value which amounted to approximately $8,055. As of June 30, 2008, total amount of the New Convertible Bridge Loan was approximately $8,278.

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

As of June 30, 2008, the Company had open purchase orders with third party suppliers, mainly for purchasing inventory and products development, in a total amount of approximately $2,200.

As of June 30, 2008, the Company believes that it will incur an obligation of approximately $1,100 of slow moving inventory regarding its outstanding commitments, therefore, the Company has recorded a respective loss as cost of revenues for that amount against trade payables.

As of June 30, 2007, the Company recorded a loss of approximately $500 of obsolete inventory regarding one of its open purchase orders.

IXI MOBILE INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 8:-	STOCKHOLDERS' EQUITY (DEFICIENCY)

On February 28, 2008, the Company issued 4,400,000 shares of Common stock in total amount of $15,840 relating to a contractual obligation to issue on account of long-term convertible loan converted into equity on October 25, 2007 and which was included in stockholders' equity as of December 31, 2007 as receipts on account of stock in the same total amount.

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

The following tables present (i) revenues (according to end customer location) for the three and six months ended June 30, 2008 and 2007 (ii) long-lived assets, as of June 30, 2008 and December 31, 2007, and (iii) revenues from major customers (on a percentage basis) for the three and six months ended June 30, 2008 and 2007:

c.	Revenues:

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
	Unaudited

Europe and the Middle East	$5,418	$6,000	$2,167	$3,042
Asia Pacific	143	-	19	-
South America	69	294	35	128

	$5,630	$6,294	$2,221	$3,170

IXI MOBILE INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 9:-	SEGMENTS, CUSTOMERS AND GEOGRAPHIC INFORMATION (Cont.)

d.	Long lived assets:

	June 30,	December 31,
	2008	2007
	Unaudited

Europe, and Middle East	$470	$468
Asia Pacific	1	1
United States	8	18

	$479	$487

e.	Revenues from major customers:

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
	Unaudited

Customer A	58%	57%	69%	54%
Customer B	19%	32%	24%	34%
Customer C	9%	-	2%	-

IXI MOBILE INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 10:-	SUBSEQUENT EVENTS

a.	On July 2, 2008, the Company's Board of Directors approved and reserved 1,690,000 shares for future option grants for the retention of employees and consultants.

In addition, the Company's Board of Directors resolved, subject to employees' consent, to reduce the exercise price of granted options to Israeli and Romanian based employees (not including executive officers) and to change the vesting period of all affected options.

Accordingly the Board approved to reduce the exercise price of 805,560 options from their respective exercise prices to $0.01 per share, and to change the vesting period for all such options so that any vested options became unvested and the vesting period was reset to two years from the date of the employee's consent.

On July 14, 2008, the Board approved an increase in the number of shares of Common Stock available for issuance under the Company’s 2003 Israeli Stock Option Plan (as previously amended) by 350,000 to 4,104,291.

b.
On July 14, 2008, the Board of Directors (the “Board”) of the Company approved Addendum No. 2 (the “Addendum”) to the employment agreement of the Executive Co-Chairman of the Company. The Addendum modifies the Co-Chairman's existing employment agreement, dated January 1, 2006 (as amended on February 28, 2006). The Addendum provides that, retroactively to April 1, 2008, the Co-Chairman's salary has been reduced by one-third to $140 annually and, in consideration therefore, he will be granted 62,420 shares of the Company’s common stock. The reduction in salary pursuant to the addendum will terminate upon the earlier to occur of (i) March 31, 2009 or (ii) the date of the termination of the Co-Chairman's employment with the Company. As of June 30, 2008, the Company recorded expenses in the total amount of $70 against accrued expenses for the shares grant pursuant to the Addendum.

c.
On August 12, 2008, the Company's Board of Directors initiated several strategic measures intended to refocus the Company’s activities and to reduce operating costs.  Such cost reduction measures include a reduction of approximately twenty-five percent of its headcount and the closing of its US facilities. In addition, the Company's Board of Directors approved the following actions:

1.
Termination of employment of the Company's Executive Co-Chairman of the Board of Directors who will continue to serve as director of the Company. Upon the termination of employment of the Co-Chairman, the terms of the Co-chairman's employment agreement with the Company, as amended by addendum No. 1, were restored in accordance with the terms of the Addendum.

2.	Termination of employment of the Company’s Chief Executive Officer that will continue to serve as director of the Company
3.	Appointment of the Non-Executive Co-Chairman of the Company to serve as Chief Executive Officer and sole Chairman of the Board of Directors.

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

Certain Factors that May Affect Future Results

From time to time, information we provide, statements made by our employees or information included in our filings with the Securities and Exchange Commission, or the SEC, (including this Form 10-Q) contain statements that are not purely historical, but are forward looking statements, made under Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which involve risks and uncertainties. In particular, forward looking statements made herein include projections, plans and objectives for our business, financial condition, operating results, future operations, or future economic performance, statements relating to the sufficiency of capital to meet working capital requirements, our ability to raise additional debt or equity financing and our ability to continue as a going concern, expectations as to customer orders and demand for our products and statements relating to, gross margins and pricing considerations. These statements are neither promises nor guarantees but involve risks and uncertainties, both known and unknown, which could cause our actual future results to differ materially from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to the following:

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

•	our success in developing and marketing new products or services, including but not limited to Code Division Multiple Access (“CDMA") devices;

•	our ability to maintain our relationships with existing customers and develop arrangements with new customers;

•	our reliance on a small number of customers, on a single third party manufacturer and on certain suppliers and service providers;

•	our expectations regarding trends in the cell phone, mobile messaging and consumer electronics industries;

•	our ability to improve our financial performance by increasing our revenues and gross profit and generating positive cash flow from operating activities, among other matters;

•	competitive pressures and general economic conditions;

•	future acquisitions and other business combinations, if any, effected by us or our competitors or our customers;

•	the effect of our efforts to comply with laws and regulations, including the Sarbanes-Oxley Act of 2002, as amended; and

•	our ability to protect our proprietary and confidential information and other intellectual property rights.

In addition to the factors listed above, on August 12, 2008, the Company’s Board of Directors approved several strategic initiatives intended to refocus the Company’s activities and to reduce operating costs. Under this revised strategic plan, which includes a reduction of approximately twenty-five percent of its headcount and the closing of its U.S. facilities, the Company will focus on serving customers in the European and Asian Pacific markets. Despite these strategic initiatives, the Company is likely to continue to have negative cash flows from its operating activities for the foreseeable future. In addition, the Company’s failure to add customers in the United States and its expectation that it will not be able to do so in the foreseeable future may result in the Company’s revenues not increasing, or even decreasing revenues. At August 15, 2008, the Company had cash and cash equivalents of approximately $5.7 million, while operating expenses during the three months ended June 30, 2008 were $7.4 million. As a result, notwithstanding these new strategic initiatives, the Company will need to raise additional capital in the near future in order to continue as a going concern, and there can be no assurance that it will be successful in doing so or that, even if the Company is able to raise additional capital, such capital will be sufficient to allow the Company to continue as a going concern.

These factors, and others, are discussed from time to time in our filings with the SEC, including our Annual Report on Form 10-K filed with the SEC on March 31, 2008 for the year ended December 31, 2007.

Overview

We develop and sell innovative data-centric wireless mobile devices and services for mass market users. We market our solutions to mobile operators, mobile virtual network operators, or MVNOs, and internet service providers, or ISPs, in a number of international markets, principally in Europe and Asia. We offer an end-to-end mobile solution, which includes devices and hosted services, that permits our customers to deliver mobile data and Internet services to their subscribers.

Our Ogo device is a handheld cellular device that is designed to improve the mobile user experience and increase mobile data usage by offering access to popular applications and services, including email, instant messaging ,or IM, short messaging service, or SMS, mobile voice, Web browsing, games, headlines and other Web information through Really Simple Syndication technology, or RSS, at affordable end-user prices. Our hosted services (such as email and IM gateways) allow our customers to efficiently deliver applications that require intermediation between the server and the device. These hosted services, in combination with our Ogo devices, present our customers with a complete end-to-end solution that limits infrastructure investment and other roll-out costs associated with launching Ogo devices and related services. In addition to revenues from the sale of our Ogo devices, we receive recurring monthly service fees from our customers for subscribers that purchase hosting services related to our Ogo devices. Currently, our Ogo devices are capable of operating in countries where Global System for Mobile Communications, or GSM, cellular networks are used. We are in the final stages of development of an Ogo device known as the Ogo 2.0c, which is designed to operate on CDMA, cellular networks.

Recent Developments

On August 12, 2008, the Company’s Board of Directors approved several strategic initiatives intended to refocus the Company’s activities and to reduce operating costs. Under this revised strategic plan, which includes a reduction of approximately twenty-five percent of its headcount and the closing of its U.S. facilities, the Company will focus on serving customers in the European and Asian Pacific markets. Despite these strategic initiatives, the Company is likely to continue to have negative cash flows from its operating activities for the foreseeable future. In addition, the Company’s failure to add customers in the United States and its expectation that it will not be able to do so in the foreseeable future may result in the Company’s revenues not increasing, or even decreasing revenues. At August 15, 2008, the Company had cash and cash equivalents of approximately $5.7 million, while operating expenses during the three months ended June 30, 2008 were $7.4 million. As a result, notwithstanding these new strategic initiatives, the Company will need to raise additional capital in the near future in order to continue as a going concern, and there can be no assurance that it will be successful in doing so or that, even if the Company is able to raise additional capital, such capital will be sufficient to allow the Company to continue as a going concern.

In connection with the foregoing, the Board appointed Israel Frieder as the Company’s Chief Executive Officer and Motti Gil as Chief Financial Officer. Mr. Frieder served as Co-Chairman of the Company since June 2007, and was Chairman and Chief Executive Officer of ITAC from its inception until June 2007. Mr. Gil has served as Vice President of Finance of the Company since December 2007.

History of Continuing Losses; Going Concern; Need for Additional Financing (Unaudited)

We have incurred operating losses since inception, including net losses of approximately $20.0 million and $28.2 million for the six months ended June 30, 2008 and 2007, respectively, and approximately $11.4 million and $21.5 million for the three months ended June 30, 2008 and 2007, respectively. As of June 30, 2008 we had an accumulated deficit and stockholders' deficiency of approximately $180.2 million and $11.4 million, respectively. We also have had and continue to have negative cash flows from operating activities. For the six months ended June 30, 2008 and 2007, we had negative cash flow from operating activities in the amounts of $9.6 million and $16.5 million, respectively.

At June 30, 2008, we had cash and cash equivalents available to fund operations of approximately $8.1 million and, in addition we have an unused credit line from Bank Leumi of approximately $90,000. At August 15, 2008, we had cash and cash equivalents available to fund operations of approximately $5.7 million. In addition we have an unused credit line from Bank Leumi of approximately $80,000 For the second quarter of 2008, our operating expenses were approximately $7.4 million (unaudited). These conditions raise substantial doubt about our ability to continue as a going concern without a material increase in revenue and gross profit or obtaining additional financing. Our auditors included in their report with respect to our consolidated financial statements as of December 31, 2007, an explanatory paragraph stating that, because we have incurred recurring operating losses and negative cash flows from operating activities, there is substantial doubt about our ability to continue as a going concern.

As described above under “—Recent Developments,” the Company’s Board of Directors initiated several strategic measures intended to refocus the Company’s activities and to reduce operating costs and to seek additional investment to meet its working capital needs, although no assurance can be given that such measures or efforts will be successful.

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

Our business is capital intensive. In recent years and to date in the current year, our losses have been substantial. In order to continue our operations according to our business plan and to repay our outstanding indebtedness in cash when due, we will require substantial additional equity or debt financing in both the short and the long term. On March 28, 2008, we entered into amendments to our outstanding loan agreements with Southpoint and Gemini Funds, and the guaranty from Gemini Funds of our line of credit from Bank Leumi Le’Israel Ltd, to (1) extend the maturity date of all principal payments under the loan arrangements from June 2008 and June 2009 to June 5, 2010, (2) increase the interest rate from 10% to 20%, effective April 1, 2008, (3) capitalize all interest payments, including any accrued and unpaid interest, and (4) amend the prepayment provisions upon a change of control to provide that the interest payable shall be calculated through the maturity date of June 5, 2010 even if the change of control occurs earlier. As a result, at June 30, 2008, the principal amount outstanding under the loans arrangements was approximately $14 million in the aggregate and unpaid interest of approximately $570,000. Nonetheless, as noted above, we will need to procure additional investments to meet our working capital needs. If we fail to obtain additional financing, we will need to further significantly curtail our operations in order to minimize expenses and delay or abandon of some or all of our plans for development and expansion, which would have a material adverse effect on our operating results and financial condition and could harm our ability to grow our business. We cannot provide any assurance regarding our ability to raise additional funds in the future or the terms under which funds would be available. If we are unable to secure additional financing, we may be forced to cease our operations.

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

Re-Commencement of Marketing Efforts

In 2005, we focused our marketing efforts on targeting new customers. In 2005, we entered into agreements with three significant customers: (i) Swisscom Mobile, the leading mobile operator in Switzerland; (ii) 1&1 Internet AG, or 1&1, a leading German ISP, and (iii) e-kolay.net, a leading ISP in Turkey owned by Doğan Yayin Holding, Turkey’s leading media-entertainment conglomerate. In the years ended December 31, 2006 and 2007, we added two and four customers, respectively. During the six months ended June 30, 2008, no new customers were added.

On August 12, 2008, our Board of Directors approved several strategic initiatives to refocus the Company’s activities and to reduce operating costs. Under this plan, the Company will focus on serving customers and potential customers in the European and Asian Pacific markets. The Company is no longer currently focusing on the U.S. market and does not expect to add any U.S. customers in the foreseeable future.

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

In February 2007, Vimpelcom, a Russian mobile operator serving more than 47 million subscribers, announced that it intended to offer Ogo devices and service to small to medium business customers. Vimpelcom, through Betalink, a third party purchasing arm, issued a purchase order for purchase of Ogo devices, subject to our standard terms and conditions. The Ogo devices were delivered to Betalink in February, 2007 and we are awaiting receipt of the balance of the outstanding purchase price of $340,000 for these devices. Following meetings with Vimpelcom in February 2008, we believe that Vimpelcom has not made a final decision as to the commercial launch of the Ogo solution in Russia. We currently do not expect that Vimpelcom will commercially launch the Ogo device in Russia. As of June 30, 2008, we are considering our options if we are unable to reach agreement with Vimpelcom for payment for the Ogo devices at Betalink. We have not recognized any revenue related to Vimpelcom.

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

From the first quarter of 2006 through June 30, 2008, we shipped and recognized revenues from the following sales of Ogo devices (excluding AT&T sales):

	Q1 2006	Q2 2006	Q3 2006	Q4 2006	Q1 2007	Q2 2007	Q3 2007	Q4 2007	Q1 2008	Q2 2008
	(unaudited)
Revenue from sale of the Ogo devices (in thousands)	$1,642	$3,437	$3,309	$3,355	$2,632	$2,511	$4,037	$4,290	$2,488	1,203
Revenue from service (in thousands)	89	175	217	393	465	545	688	806	921	937
Other Revenue (ECR)(1)	8	117	49	138	26	115	39	86	0	81
Total Revenue	1,739	3,729	3,575	3,886	3,123	3,171	4,764	5,182	3,409	2,221
Deferred Revenue (in thousands) (Ogo only)(2)	$3,510	$6,843	$10,954	$12,415	$11,686	$11,691	$11,237	$9,590	$8,131	9,742
Ogo device Average Selling Price (“ASP”)	$164	$182	$166	$168	$169	$170	$185	$190	$192	186
Monthly Service ASP, per billed subscriber	$2.80	$2.20	$1.60	$2.00	$1.90	$1.80	$2.10	$2.30	$2.4	2.7
Units shipped per Quarter(3)	6,000	40,000	45,000	28,000	11,000	14,000	18,000	12,000	6,000	14,000
Units shipped (cumulative)(3)	35,000	75,000	120,000	148,000	159,000	172,000	190,000	203,000	208,000	222,000
Subscribers (cumulative) (3)(4)	14,500	33,000	53,000	73,000	89,000	104,000	120,000	138,000	150,000	151,000
Customers – launched (cumulative)	3	4	4	5	5	6	6	9	9	9

(1)	ECR means engineering change request.

(2)	Deferred revenues of devices as of the last date of the applicable quarter.

(3)	Amounts are rounded.

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

To date, we have derived our revenue from a small number of customers. The following customers represented 100% of our revenues from continuing operations during the three months ended June 30, 2008 and 2007 and during each of the years ended December 31, 2007, 2006 and 2005:

	Three months ended June 30,
	2008 Unaudited	2007 Unaudited
Swisscom Mobile	69%	54%
1&1	24%	34%
Others	7%	12%

	Year Ended December 31,
	2007	2006	2005
AT&T Wireless (terminated in 2005)	—	—	85%
Swisscom Mobile	48%	45%	8%
1&1	29%	46%	—
Ancel(1)	11%	1%	—
Others(2)	12%	8%	7%

(1)	In 2007, included revenues from inactive devices of $1.1 million.

(2)	In 2007, included revenues from inactive devices of $0.5 million.

The following represents revenues by geographic breakdown for the three months ended June 30, 2008 and 2007 and for each of the years ended December 31, 2007, 2006 and 2005:

	Three months ended June 30,
	2008 Unaudited	2007 Unaudited
	(in thousands)
Europe, Middle East and Africa	2,167	3,042
South America	35	128
Asia Pacific	19	—
Total	$2,221	$3,170

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
United States	$—	$—	$6,794
Europe and Middle East	14,460	12,645	825
South America (1)	1,761	184	—
Asia Pacific	19	100	348
Total	$16,240	$12,929	$7,967

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

In October 2005, as part of the discontinuation of operations of our OS business, and due to our need to increase our cash resources, we granted to Sasken Communication Technologies Ltd., or Sasken, a company based in India, a non-exclusive license for the use, development and sale of the OS that was developed by us. The license enables Sasken to continue the development of the OS and to market it to its customers. It also provides that Sasken will own any intellectual property rights with respect to its development of the software, while IXI will retain ownership in any intellectual property licensed to Sasken. In consideration for the license, Sasken paid to us a net license fee in the amount of $1.8 million. In addition, Sasken will pay us a royalty of $0.10 for each product that is sold by Sasken that contains the OS or any development of it, in whole or in part, without limit as to term, up to an aggregate amount of $5.0 million. To date, we have not received any royalty payments from Sasken.

This transaction was effected without the required approval of the Israeli Office of the Chief Scientist, or OCS, in breach of the terms of the OCS funding. We have applied to the OCS for retroactive approval of this license. In June 2005, an amendment to the Law for the Encouragement of Research and Development in the Industry, 1984, became effective, according to which the OCS has the discretion to grant this retroactive approval, but the regulations governing the calculation of the amount to be paid to the OCS in this case have not yet been promulgated. There can be no assurance that the OCS will grant us retroactive approval for the license, and we do not know the exact amount that we may be required to pay to the OCS if the approval is granted. Accordingly, we are obligated to repay all funds provided by the OCS, including accrued interest at the LIBOR rate. We have provided an allowance in our financial statements in the amount of approximately $3.3 million to reflect our estimate of our obligation to the OCS. We may also be subject to certain criminal penalties for violation of the applicable statutes that govern OCS grants and their repayment obligations. If we are required to pay to the OCS the estimated amounts or amounts that are significantly higher than such estimates, or if criminal proceedings are initiated against IXI Israel or any of its officers, our business, financial condition and results of operations would be adversely affected.

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

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel expenses, subcontractor costs related to the design, development and testing of new products and technologies, product enhancements and an allocation of fixed overhead and facilities costs related to research and development activity. We conduct research and development primarily in our facilities in Israel and Romania. All research and development costs are expensed as incurred. As of June 30, 2008, our research and development team was comprised of 98 employees and consultants in Israel and Romania. Following the reduction of headcount on August 13, 2008, total employees and consultants in Israel and Romania decreased to 80 employees. To the extent we have available funds, our research and development expenses might increase in the future as we continue to expand our product offering, features and applications. Until 2005, we received royalty-bearing grants from the OCS for funding the development of PMG® (Personal Mobile Gateway) Technology software and the OS. PMG technology allows a mobile phone or other data device to enable a variety of companion devices (such as watches, cameras, and MP3 players) to connect to the Internet and each other wirelessly. The PMG is the single connection between the wireless network and a collection of affordable and optimized mobile devices, such as watches, cameras and MP3 players. The grants were deducted from research and development expenses. Research and development grants were recognized when we satisfied all the conditions under the law for being entitled to such grants. We do not have any current plans to apply for additional research and development grants from the Government of Israel.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries, commissions, costs of participation in our customers’ marketing efforts, direct marketing costs we incur and related personnel expenses for personnel engaged in the sale and marketing of our products, travel, as well as related trade shows and promotional and public relations expenses and an allocation of fixed overhead and facilities costs related to marketing and sales activity. We maintain an internal direct sales force and also utilize independent distributors and sales representatives, under various agreements and methods of compensation (such as salaries, consultancy fees, bonuses based on sales and commissions set as a percentage of selling price). As of June 30, 2008, our sales and marketing team was comprised of 21 professionals worldwide. Following the reduction of headcount on August 13, 2008, total professionals worldwide decreased to 9 professionals. To the extent we have available funds, our selling and marketing expenses might increase in the future due to an increase in direct expenses related to sales and marketing, increased salary expense if we increase headcount in our internal direct sales force, as well as increased bonus payments and sales commissions on our revenues to both internal and external market personnel. In addition, we may be required to participate and invest directly in additional marketing efforts if we are able to grow our customer base.

In November 2005, Gemini Funds, Landa Ventures and Concord Venture Funds, each then-existing security holders, entered into a Keep Well Agreement with one of our customers, under which they undertook to indemnify the customer, up to a maximum liability of $4 million, for damages caused by our failure to meet our service or supply commitments, provided that our failure was caused by a lack of sufficient capital. As consideration for this undertaking, in February 2006, we issued these security holders an aggregate of 1,773,494 shares of convertible preferred stock at an issue price equal to the par value of $0.01 per share. Under US generally accepted accounting principles, or GAAP, we recorded the cost associated with this guarantee in the amount of $3.76 million as a deferred charge against additional paid-in capital, and the deferred charge was amortized to sales and marketing expenses over the expected guarantee period of 20 months ($188,000 per month). Because the Keep Well Agreement was terminated in June 2006 upon the closing of the Bridge Loan (as defined under “- Liquidity and Capital Resources - Bridge Loans; Debt Conversion”), the remaining amount of the deferred charge was fully amortized in June 2006.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related personnel expenses for executive, accounting, finance, legal, human resources, administrative and network and information systems personnel, facilities maintenance, professional fees and other general corporate expenses. To the extent we have available funds, we expect that our general and administrative expenses will continue to increase as we expand our operations and sales to additional countries as well as expand our internal controls and reporting capabilities and incur additional regulatory compliance expenses relating to publicly traded company reporting obligations. During the three and six months ended June 30, 2008, we recorded approximately $230,000 and $470,000, respectively, of expenses related to executives’ bonus plans. Subsequent to June 30, 2008, the employment of the Co-Chairman and the CEO were terminated. During the year ended December 31, 2007, we recognized non-recurring charges in the amount of $2.2 million relating to executive compensation following the consummation of the Merger between Israel Technology Acquisition Corporation, or ITAC, a blank check company, and IXI Mobile, Inc., or the Merger.

Financial Expenses, Net

Financial expenses, net of interest received on bank deposits and exchange rate differences resulting in a gain, when applicable, consist primarily of interest paid on short term and long-term loans and on convertible loans and of amortization of discount attributed to detachable warrant costs and non-recurring loss conversion charges in connection with short-term loans, long-term loans and convertible loans. During the year ended December 31, 2007, we recognized non-recurring charges following the consummation of the Merger and expenses related to partial conversion of the long-term convertible Bridge Loan, assumption and conversion of guarantee, partial conversion of long-term loan and incurrence of the equity credit line agreement. During the three and six months ended June 30, 2008, we recognized non-recurring charges following the amendments of the loans and convertible loan. At March 31, 2008, we recorded an immediate loss of approximately $1.0 million for the extinguishment of the New Convertible Bridge Loan as additional financial expenses against the long term convertible loan from shareholders in the balance sheet as premium. In the three months ended June 30, 2008 we amortized approximately $130,000 of this premium and recognized it as financial income.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements require management to make estimates and assumptions that affect the reported amounts of revenue and expenses, assets and liabilities and disclosure of contingent assets and liabilities, based upon information available at the time that they are made, historical experience and various other factors that are believed to be reasonable under the circumstances. These estimates are evaluated by us on an on-going basis. Actual results may differ from these estimates under different conditions. A description of our critical accounting policies that entail the most significant judgments and estimates used in the preparation of our consolidated financial statements is set forth in our Annual Report of Form 10-K.

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

Results of Operations

Three months ended June 30, 2008 (unaudited) compared to three months ended June 30, 2007 (unaudited)

Revenues

Revenues for the three months ended June 30, 2008 decreased by 30% to approximately $2.2 million, compared to approximately $3.2 million for the three months ended June 30, 2007. Revenues for the three months ended June 30, 2008 included approximately $1.2 million from the sale of Ogo devices. We also generated approximately $940,000 from hosted services and approximately $80,000 from non-recurring engineering contracts in the three months ended June 30, 2008. Revenues for the three months ended June 30, 2007 included approximately $2.5 million from the sale of Ogo devices and approximately $550,000 from hosted services and approximately $110,000 from non-recurring engineering contracts. Total revenues from Ogo devices decreased mainly due to lower activations of Ogo devices in the three months ended June 30, 2008 compared to the three months ended June 30, 2007, and the increase in revenues from hosted services is mainly due to increase in monthly service average selling price.

Cost of Revenues

Our total cost of revenues for the three months ended June 30, 2008 increased by approximately 38% to approximately $5.6 million, compared to approximately $4.1 million for the three months ended June 30, 2007.

Our cost of revenue for the three months ended June 30, 2008, continued to be high compared to our revenues primarily due to salaries and related personnel expenses for employees engaged in the delivery and support of our products and employees engaged in the support of the hosted services, as well as the allocation of fixed overhead and facility costs, which, as fixed costs, had a greater weighted impact on the cost of revenues due to the small number of units sold or with respect to which revenue was recognized.

During the three months ended June 30, 2008, IXI management determined that due to lower than projected sales in connection with royalty payments, we will be able to use fewer prepaid royalties than we previously anticipated. We therefore recorded a prepaid royalties write down in the aggregate amount of approximately $810,000.

The Company's management believes that it will not realize revenues from the Ogo CDMA as it has previously anticipated as a result of the inability to conclude a transaction with a potential US based customer. Consequently, CDMA related purchase orders in the amount of approximately $1.1 million and vendor advance payments in the amount of approximately $620,000 related to such purchase orders were written off. Vendor advance payments are installments paid to vendors prior to the date the Ogo units are shipped to us or to designated customers and are required to finance the production of the Ogo devices. The advance payments are intended to enable our vendors to purchase raw materials with long supply lead times, are based on the progress of the production and are deducted from the total shipment payment which is accrued upon the delivery of the Ogo units.

In addition, during the three months ended June 30, 2008 the Company wrote off inventory in the amount of approximately $1.1 million due to lower than expected sales forecast and approximately $120,000 due to the end of life of Ogo 1.0.

Research and Development Expenses

Our research and development expenses increased by 1% to approximately $4.2 million for the three months ended June 30, 2008 from approximately $4.1 million for the three months ended June 30, 2007. The increase was primarily attributable to an increase in the headcount and fixed overhead and facility costs of approximately $440,000 and increases in subcontractors and other third parties' expenses of approximately $280,000. These increases were partially off-set by approximately $680,000 less of expenses during the three months ended June 30, 2008 than during the three months ended June 30, 2007, related to development of new applications and new models of the Ogo device including the development of the Ogo CDMA devices, a new generation of Ogo devices that is based on EV-DO technology, and the development of additional Ogo products.

Selling and Marketing Expenses

Our selling and marketing expenses decreased by 11% to approximately $1.2 million for the three months ended June 30, 2008 compared to approximately $1.4 million for the three months ended June 30, 2007. The decrease was primarily attributable to reduction in travel expenses of approximately $200,000 and a decrease in sales commissions of approximately $30,000, partially offset by an increase in subcontractors' expenses of approximately $40,000.

General and Administrative Expenses

Our general and administrative expenses decreased by approximately 47% to approximately $2.0 million for the three months ended June 30, 2008 compared to approximately $3.8 million for the three months ended June 30, 2007. The decrease was primarily attributable to the following: decrease of approximately $2.1 million related to stock based compensation expenses following option grants, including non-cash expense on account of the bonus plans of Mr. Barak and Mr. Haller as detailed below in the three months ended June 30, 2008 compared to three months ended in June 30, 2007, decrease of approximately $100,000 on account of doubtful debts provision, partially offset by increase of approximately $320,000 in increased salaries, headcount and fixed overhead. Our professional services expenses increased in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, primarily attributable to an increase in travel expenses of approximately $50,000 and an increase other general and administrative expenses of approximately $40,000. Subsequent to June 30, 2008, the employment of the Co-Chairman and the CEO were terminated.

In the three months ended June 30, 2008 and 2007, we recorded approximately $240,000 and approximately $100,000, respectively, of expenses related to bonus plans for Mr. Barak and Mr. Haller as a result of the consummation of the Merger, based on the following:

•
We will be required to record general and administrative expenses in the aggregate amount of approximately $2.0 million in connection with the issuance to Mr. Barak of the right to receive options to purchase 450,000 shares of our common stock, at an exercise price of $5.00, which vest upon reaching various price per share targets; these expenses will be recorded over a period of approximately 42 months from the consummation of the Merger; approximately $140,000 and $40,000 were recorded as an expense during the three months ended June 30, 2008 and 2007, respectively;

•
We will be required to record general and administrative expenses in the aggregate amount of approximately $1.9 million in connection with the issuance to Mr. Haller of the right to receive options to purchase 450,000 shares of our common stock, at an exercise price of $6.06, which vest upon reaching various price per share targets; these expenses will be recorded over a period of approximately 42 months from the consummation of the Merger; approximately $130,000 and $40,000 were recorded as an expense during the three months ended June 30, 2008 and 2007, respectively; and

•
We may be required to record non-recurring, general and administrative expenses of up to approximately $11,000 in connection with cash bonuses in the amount of up to $1.4 million that may be paid to each of Mr. Barak and Mr. Haller upon reaching various price per share targets. These expenses will be recorded over a period of approximately 42 months from the consummation of the Merger; approximately $47,000 was recorded as income against long-term liabilities during the three months ended June 30, 2008 and approximately $20,000 was recorded as an expense against long-term liabilities during the three months ended June 30, 2007.

Financial Expenses, Net

Our financial expenses, net, for the three months ended June 30, 2008 were approximately $610,000 compared to financial expenses, net, of approximately $11.3 million for the three months ended June 30, 2007. Financial expenses for the three months ended June 30, 2008, were primarily attributable to approximately $690,000 on account of interest due on Bridge Loan, March 2007 Loans and credit line which were offset by approximately $130,000 financial income as a result of amortization of the premium we incurred due to the extinguishment of the New Convertible Bridge Loan and approximately $40,000 financial income on our bank deposits.

Our financial expenses for the three months ended June 30, 2007 included Merger related costs as follows:

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

2) We recorded approximately $2.4 million on account of the grant of 400,000 shares of common stock to Southpoint in accordance with the terms of the amendment to the bridge loan, and non recurring, financial expenses of approximately $1.2 million due to the full amortization of various deferred debt costs related to the bridge loan.

3) We recorded non recurring, financial expenses of approximately $125,000 in connection with the issuance to certain financial institutions which provided advisory services to us of warrants to purchase 100,000 shares of our common stock at an exercise price of $ 5.00, expiring in 2009.

4) We recorded the following deferred debt costs on our Balance Sheet as of June 30, 2007, which were amortized as financial expenses over a period of 12 months from the consummation of the Merger:

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

Net Loss

We had a net loss from continuing operations of approximately $11.4 million for the three months ended June 30, 2008, compared to a net loss of approximately $21.5 million for the three months ended June 30, 2007 as a result of the reasons described above.

Results of Operations

Six months ended June 30, 2008 (unaudited) compared to six months ended June 30, 2007 (unaudited)

Revenues

Revenues for the six months ended June 30, 2008 decreased by 11% to approximately $5.6 million, compared to approximately $6.3 million for the six months ended June 30, 2007. Revenues for the six months ended June 30, 2008 included approximately $3.7 million from the sale of Ogo devices. We also generated approximately $1.9 million from hosted services and approximately $90,000 from non-recurring engineering contracts in the six months ended June 30, 2008. The revenues for the six months ended June 30, 2007 included approximately $5.1 million from sale of Ogo devices, approximately $1.0 million from hosted services and approximately $140,000 from non-recurring engineering contracts. Total revenues from Ogo devices decreased mainly due to lower activations of Ogo devices in the six months ended June 30, 2008 compared to the six months ended June 30, 2007, and the increase in revenues from hosted services is mainly due to an increase in monthly service average selling price.

Cost of Revenues

Our total cost of revenues for the six months ended June 30, 2008 increased by approximately 22% to $8.7 million, compared to approximately $7.2 million for the six months ended June 30, 2007.

Our cost of revenue for the six months ended June 30, 2008 continued to be high compared to our revenues primarily due to salaries and related personnel expenses for employees engaged in the delivery and support of our products and employees engaged in the support of the hosted services, as well as the allocation of fixed overhead and facility costs, which, as fixed costs, had a greater weighted impact on the cost of revenues due to the small number of units sold or with respect to which revenue was recognized.

In addition, our cost of revenues was higher than revenues in the six months ended June 30, 2008, due to a number of other key factors, including the following:

•
Cost of revenues for the Ogo-related hosted services consists primarily of payments to our subcontractors who provide hosted services and to instant messaging service providers. Our cost of revenues related to the services increased in the six months ended June 30, 2008, compared with the six months ended June 30, 2007, by comparison to our revenues. As of June 30, 2008, management determined that due to lower sales, we will be able to use less prepaid royalties than we previously anticipated. We therefore recorded a royalties prepaid write down in the amount of approximately $810,000.

•
The Company's management believes that it will not realize revenues from the Ogo CDMA as it has previously anticipated. Consequently, CDMA related purchase order in the amount approximately $1.1 million and vendor advance payments in the amount of $620,000 related to such purchase orders were written off. Vendor advance payments are installments paid to vendors prior to the date the Ogo units are shipped to us or to designated customers and are required to finance the production of the Ogo devices. The advance payments are intended to enable our vendors to purchase raw materials with long supply period, are based on the progress of the production and are deducted from the total shipment payment which is accrued upon the delivery of the Ogo units.

•
In addition, during the second quarter the Company wrote off inventory in the amount of approximately $1.1 million due to lower than expected sales forecast and approximately $120,000 due to end of life of Ogo 1.0.

Research and Development Expenses

Our research and development expenses increased by 18% to approximately $8.4 million for the six months ended June 30, 2008 from approximately $7.1 million for the six months ended June 30, 2007. The increase was primarily attributable to an increase in the headcount and fixed overhead and facility costs of approximately $1.3 million and increases in subcontractors and other third parties' expenses of approximately $340,000. These increases were partially off-set by approximately $360,000 less expenses during the six months ended June 30, 2008 than during the six months ended June 30, 2007, related to development of new applications and new models of the Ogo device including the development of the Ogo CDMA.

Selling and Marketing Expenses

Our selling and marketing expenses decreased by 10% to approximately $3.0 million for the six months ended June 30, 2008 compared to approximately $3.3 million for the six months ended June 30, 2007. The decrease was primarily attributable to reduction in sales commission of approximately $250,000, advertising of approximately $110,000 and trade shows approximately $80,000. These reductions were partially, offset by an increase in headcount and fixed overhead costs and facility costs of approximately $160,000, increase in subcontractors' expenses of approximately $150,000 and an increase in other marketing expenses of $60,000.

General and Administrative Expenses

Our general and administrative expenses decreased by approximately 17% to approximately $3.8 million for the six months ended June 30, 2008 compared to approximately $4.6 million for the six months ended June 30, 2007. The decrease was primarily attributable to the following: approximately $1.8 million related to stock based compensation expenses following option grants, including non-cash expense on account of the bonus plans of Mr. Barak and Mr. Haller as detailed below in the six months ended June 30, 2008 compared to six months ended in June 30, 2007, offset by increase of approximately $560,000 in increased salaries, headcount and fixed overhead in the six months ended June 30, 2008 compared to six months ended in June 30, 2007. Our professional services expenses also increased~~,~~ in the six months ended June 30, 2008 as compared to the same period in 2007, primarily attributable to an increase in audit and legal expenses of approximately $370,000, and an increase in travel expenses of approximately $100,000.

In the six months ended June 30, 2008 and 2007, we recorded approximately $470,000 and $100,000, respectively, of expenses related to bonus plans for Mr. Barak and Mr. Haller as a result of the consummation of the Merger, based on the following:

•
We will be required to record general and administrative expenses in the aggregate amount of approximately $2.0 million in connection with the issuance to Mr. Barak of the right to receive options to purchase 450,000 shares of our common stock, at an exercise price of $5.00, which vest upon reaching various price per share targets; these expenses will be recorded over a period of approximately 42 months from the consummation of the Merger; approximately $280,000 and $40,000 were recorded as an expense during the six months ended June 30, 2008 and 2007, respectively;

•
We will be required to record general and administrative expenses in the aggregate amount of approximately $1.9 million in connection with the issuance to Mr. Haller of the right to receive options to purchase 450,000 shares of our common stock, at an exercise price of $6.06, which vest upon reaching various price per share targets; these expenses will be recorded over a period of approximately 42 months from the consummation of the Merger; approximately $260,000 and $40,000 were recorded as an expense during the six months ended June 30, 2008 and 2007, respectively; and

•
We may be required to record non-recurring, general and administrative expenses of up to approximately $11,000 in connection with cash bonuses in the amount of up to $1.4 million that may be paid to each of Mr. Barak and Mr. Haller upon reaching various price per share targets. These expenses will be recorded over a period of approximately 42 months from the consummation of the Merger; approximately $77,000 was recorded as income against long-term liabilities during the six months ended June 30, 2008 and approximately $20,000 was recorded as expense against long term liabilities during the six months ended June 30, 2007.

Financial Expenses, Net

Our financial expenses, net, for the six months ended June 30, 2008 were approximately $1.7 million compared to financial expenses, net, of approximately $12.2 million for the six months ended June 30, 2007. Our financial expenses for the six months ended June 30, 2008 were as follows:

•
We accounted for the third modification to the terms of our Bridge Loan in March 2008 under the provisions of EITF 96-19, "Debtor's Accounting for Modification or Exchange of Debt Instruments" ("EITF 96-19") and EITF 06-6, "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments", ("EITF 06-6"), as an extinguishment of the Bridge Loan, and the issuance of a new loan under the modified terms. As such, we recorded an immediate loss of approximately $1.0 million for the extinguishment of the original Bridge Loan as additional financial expenses, against the long term convertible loan from shareholders in the balance sheet as premium which will be amortized over the contractual term of the Bridge Loan and recognized as financial income. As of June 30, 2008 we amortized $130,000 of this amount. For further discussion regarding defined by SFAS No. 157, Fair Value Measurements; or FAS 157 please see "Bridge Loans; Debt Conversion" paragraph.

•	We recorded approximately $207,000 on account of the grant of amortization of various deferred debt costs related to the Bridge Loan and Credit Line.

•	We recorded approximately $950,000 on account of interest due on Bridge Loan, March 2007 Loans and credit line.

•
We accounted for the first modification to the terms of our Bridge Loan in 2006 under the provisions of EITF 06-6, "Debtor's Accounting For A Modification (or Exchange) of Convertible Debt Instruments", as an extinguishment of the Bridge Loan, and the issuance of a new loan under the modified terms. As such, we recorded an immediate loss of approximately $8.8 million for the extinguishment of the original Bridge Loan as additional financial expenses. This included approximately $2.9 million for the extinguishment of the Bridge Loan (such amount includes costs for issuance of 600,000 shares of common stock to Southpoint) and approximately $5.9 million as detailed below. The amended Bridge Loan was recorded in the balance sheet based at its fair value, which amounted to approximately $26 million. As the fair value of the amended Bridge Loan is greater than its contractual repayment schedule, such premium in the amount of approximately $5.9 million will be amortized over the contractual term of the loan (12 months) using the effective interest method as financial income. As of December 31, 2007, the Company recorded financial income of approximately $5.6 million as effective interest income derived from the valuation of the Bridge Loan. Following the partial conversion of the Bridge Loan in October 2007, which accounts for the second modification, the related part of the premium was amortized immediately. During the six months ended June 30, 2008, the remaining part of the premium in the amount of approximately $330,000 was fully amortized.

•	We recorded approximately $120,000 finance income on our bank deposits.

Our financial expenses for the six months ended June 30, 2007, which included Merger related costs as follows:

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

2) We recorded approximately $2.4 million on account of the grant of 400,000 shares of common stock to Southpoint in accordance with the terms of the amendment to the bridge loan, and non recurring, financial expenses of approximately $1.2 million due to the full amortization of various deferred debt costs related to the bridge loan.

3) We recorded non recurring, financial expenses of approximately $125,000 in connection with the issuance to certain financial institutions which provided advisory services to us of warrants to purchase 100,000 shares of our common stock at an exercise price of $ 5.00, expiring in 2009.

4) We recorded the following deferred debt costs on our Balance Sheet as of June 30, 2007, which were amortized as financial expenses over a period of 12 months from the consummation of the Merger:

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

Net Loss

We had a net loss from continuing operations of approximately $20.0 million for the six months ended June 30, 2008, compared to a net loss of approximately $28.2 million for the six months ended June 30, 2007 as a result of the reasons described above.

Non-GAAP Financial Measures (Unaudited)

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

Non-GAAP Cost of Revenues Reconciliation

	Three months ended June 30,
	2008	2007
	(in thousands)
Total revenues	$2,221	$3,171
GAAP cost of revenues:	5,591	4,062
Stock-based option expense in GAAP cost of revenues	20	145
Inventory write-down (including vendor advance payments and royalties)	3,693	837
Non-GAAP cost of revenues (excluding the above)	$1,878	$3,080
Non-GAAP gross margin	15.44%	2.82%

Non-GAAP Operating Loss Reconciliation

	Three months ended June 30,
	2008	2007
	(in thousands)
GAAP operating loss	$(10,761)	$(10,168)
Stock-based option and share expense in GAAP operating expenses, including Merger related expenses	567	2,881
Inventory write-down (including vendor advance payments and royalties)	3,693	837
Non-GAAP operating loss (excluding the above)	$(6,501)	$(6,450)

Non-GAAP Net Loss Reconciliation

	Three months ended June 30,
	2008	2007
	(in thousands)
GAAP net loss	$(11,387)	$(21,508)
Stock based option and share expense in GAAP operating expenses, including merger related expenses	567	2,881
Inventory write-down (including vendor advance payments and royalties)	3,693	837
Financial expenses (income) relating to Merger, conversion and amendments of loans and credit line	(113)	10,258
Non-GAAP net loss (excluding the above)	$(7,240)	$(7,532)

Non-GAAP Cost of Revenues Reconciliation

	Six months ended June 30,
	2008	2007
	(in thousands)
Total revenues	$5,630	$6,294
GAAP cost of revenues:	8,722	7,173
Stock-based option expense in GAAP cost of revenues	41	146
Inventory write-down (including vendor advance payments and royalties)	3,693	958
Non-GAAP cost of revenues (excluding the above)	$4,988	$6,069
Non-GAAP gross margin	11.40%	3.57%

Non-GAAP Operating Loss Reconciliation

	Six months ended June 30,
	2008	2007
	(in thousands)
GAAP operating loss	$(18,357)	$(15,965)
Stock-based option and share expense in GAAP operating expenses, including Merger related expenses	1,165	2,953
Inventory write-down (including vendor advance payments and royalties)	3,693	958
Non-GAAP operating loss (excluding the above)	$(13,499)	$(12,054)

Non-GAAP Net Loss Reconciliation

	Six months ended June 30,
	2008	2007
	(in thousands)
GAAP net loss	$(20,045)	$(28,230)
Stock based option and share expense in GAAP operating expenses, including merger related expenses	1,165	2,953
Inventory write-down (including vendor advance payments and royalties)	3,693	958
Financial expenses (income) relating to Merger, conversion and amendment of loans and credit line	752	10,258
Non-GAAP net loss (excluding the above)	$(14,435)	$(14,061)

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

•
Inventory (vendor advance payments and royalty write down). We have excluded the inventory (including vendor advance payments and royalties, and open commitments of slow-moving inventory) write down. Although this may be considered a recurring item, management excludes this write down when evaluating its cost of revenues since it affects the ability to compare periods.

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

Liquidity and Capital Resources

General

Since our inception, our operations have been funded through capital investments from our security holders, loans from venture lenders and banks, OCS grants and cash flow from operations. We have incurred operating losses since inception, including net losses of approximately $68.6 million, $22.7 million and $12.0 million in 2007, 2006 and 2005, respectively, and net losses of approximately $20.0 million and $28.2 million for the six months ended June 30, 2008 and 2007, respectively, and approximately $11.4 million and $21.5 million for the three months ended June 30, 2008 and 2007, respectively. As of June 30, 2008 we had an accumulated deficit and stockholders’ deficiency of approximately $180.2 million and $11.4 million, respectively. We also have had and continue to have negative cash flows from operating activities. For the years ended December 31, 2007, 2006, and 2005 we had negative cash flow from operating activities in the amounts of $34.5 million, $18.0 million and $15.0 million, respectively and for the six months ended June 30, 2008 and 2007 we had negative cash flow from operating activities in the amounts of $9.6 million, $16.5 million, respectively. At June 30, 2008, we had cash and cash equivalents available to fund operations of approximately $8.1 million and, in addition we have an unused credit line from Bank Leumi of approximately $90,000. At August 15, 2008, we had cash and cash equivalents available to fund operations of approximately $5.7 million, in addition we have an unused credit line from Bank Leumi of approximately $80,000. In order to continue our operations according to our business plan and to repay our outstanding indebtedness in cash when due, we will require substantial additional equity or debt financing in both the short and the long term. There can be no assurance that we will be able to raise additional financing or to continue as a going concern. See “- Overview – Recent Developments” and “- Overview - History of Continuing Losses; Going Concern; Need for Additional Financing.” As noted above, on August 12, 2008, the Company’s Board initiated several measures intended to refocus the Company’s activities and to reduce operating costs, including a reduction of approximately twenty-five percent of its headcount.

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

In addition to our regular operating expenses (such as research and development expenses, sales and marketing expenses and general and administrative expenses), as of June 30, 2008, we had the following contractual obligations and commercial commitments:
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In Thousands)
Operating leases (1)	$818	$597	$221	$0	$0
Motor vehicles leases	$1,005	$498	$506	$0	$0
Purchase obligations (2)	$2,215	$2,215	$0	$0	$0
Other long-term commitments (3)	$3,470	$2,965	$505	$0	$0
Severance pay (4)	$1,540	$0	$0	$0	$1,540
Long term and Convertible loan (5)	$12,888	$0	$12,888	$0	$0
Total contractual obligations	$21,936	$6,275	$14,120	$0	$1,540

(1)	The operating leases are for the premises that we lease for our operations, research and development, sales and marketing and headquarters.

(2)
As of June 30, 2008, we had open purchase orders with third party suppliers mainly for the manufacturing and product development of the Ogo devices for a total of approximately $2.2 million. This amount is net of a write off of an open PO in the amount of approximately $590,000.

(3)
Primarily due to an agreement with a major IM provider that pursuant to which we have committed to pay minimum amounts from July 1, 2008 through September 30, 2009 totaling $1.3 million and two agreements with other major IM providers pursuant to which we have committed to pay minimum amounts from July 1, 2008 through December 31, 2009 and November 30, 2009 of $750,000 and $570,000, respectively.

(4)
Severance pay relates to accrued severance obligations to our Israeli employees as required under Israeli labor law. These obligations are payable only upon termination, retirement or death of the respective employee and there is no obligation if the employee voluntarily resigns. $248,000 of this amount is unfunded. Following the termination of approximately 40 employees and consultants, part of the severance pay will be paid in the following months. Additional costs related to the termination of employment of the Co-Chairman and the CEO will be carried out in the following months.

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

In addition, in June 2006 Landa Ventures and the Gemini Funds (the “Guarantors”), both security holders of IXI (and now of ours), who previously guaranteed a credit line and a loan received by IXI R&D from Bank Leumi Le’Israel Ltd. in the total amount of $8.0 million, undertook in a Letter Agreement dated June 19, 2006, as amended (the “Letter Agreement”), to extend their guarantee and to maintain the existing bank credit line and loan at $8.0 million (the “Credit Facility”) until the Original Repayment Date or Original Maturity Date (as the case may be) (as amended, the “Guaranty”). Pursuant to the Letter Agreement, each of the Guarantors is entitled to assume all or any part of any amounts owed by IXI R&D to Bank Leumi under the line of credit or under the loan and in such event any such assuming Guarantor shall be entitled to the same rights and benefits conferred on Southpoint, as the Bridge Loan lender, by the Bridge Loan Agreement. In consideration of the extension of the Guaranty, the Guarantors are entitled to a fee equal to the difference between the interest paid to Bank Leumi and the amount of interest that IXI would have paid to Bank Leumi if the Credit Facility bore interest at a rate equal to the rate set forth in the Bridge Loan Agreement. As of June 30, 2008, we owed an aggregate of approximately $146,000 accrued interest to Landa Ventures and the Gemini Funds in consideration for their guarantee of the Credit Facility.

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

We accounted for the 2006 modification to the terms of the Bridge Loan under the provisions of EITF 06-6, “Debtor’s Accounting For A Modification (or Exchange) of Convertible Debt Instruments”, as an extinguishment of the Bridge Loan, and the issuance of a new loan under the modified terms, and as such, we recorded an immediate loss of approximately $8.8 million for the extinguishment of the original Bridge Loan as additional financial expenses. Additional financial expenses of approximately $ 1.2 million were recognized due to the full amortization of various deferred charges related to the Bridge Loan. The amended Bridge Loan was recorded in the balance sheet based on its fair value, which amounted to approximately $26 million. As the fair value of the amended Bridge Loan is greater than its contractual repayment schedule, such premium was amortized over the contractual term of the loan using the effective interest method as financial income. In the six months ended June 30, 2008, we recorded the remaining premium in the amount of $330,000 out of total financial income of approximately $5.9 million as effective interest income derived from the valuation of the Bridge Loan.

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

Due to the prolonged Merger process and in order to satisfy IXI’s working capital requirements prior to receipt of the Merger consideration, IXI and IXI Israel also entered into non-convertible loan agreements in March 2007 (the “March 2007 Loans”) with Southpoint, Gemini Funds and Landa Ventures under which IXI received gross proceeds of $6.0 million in two tranches of $3.0 million each. The March 2007 Loans bore interest at the rate of 10% per annum. As originally agreed, one-half of the March 2007 Loans was due and repayable on June 6, 2008 and the balance was due and payable on June 6, 2009, in each case together with any interest accrued and unpaid thereon. Thereafter, in May 2007 IXI borrowed an additional $5.0 million, which was repaid in full in July and August of 2007. See below amendments to March 2007 loans.

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

On March 28, 2008, we entered into amendments to Bridge Loan Agreement with Southpoint, the March 2007 Loans with Southpoint and Gemini Funds and the Guarantee from Gemini Funds of the Credit Facility, in each case to (1) extend the maturity date of all principal payments thereunder from June 2008 and June 2009 to June 5, 2010, (2) increase the interest rate from 10% to 20%, effective April 1, 2008, (3) capitalize all interest payments, including any accrued and unpaid interest, and (4) amend the prepayment provisions upon a change of control to provide that the interest payable shall be calculated through the maturity date of June 5, 2010. As a result, at March 31, 2008, the principal amount outstanding under the loan arrangements is $14 million in the aggregate, including an aggregate of approximately $3.3 million of accrued and unpaid interest. The total interest that would be payable upon a change of control would be $5.7 million, which is the total interest that will be due on the loans on the Maturity Date. As a result of the Amendments, as of March 31, 2008 we -classified the Bridge Loan, the Guarantee and the March 2007 Loans, including accrued and unpaid interest, in the total amount of $11.4 million as long-term debt. As of June 30, 2008, the total balance of the above mentioned Bridge Loan, Guarantee and March 2007 Loans totaled $15.3 million.

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

As of June 30, 2008, we recorded the remaining March Loans at fair value in the consolidated balance sheets based on Company’s management estimations. The lowest level of inputs used to estimate the fair value of the remaining March Loans are considered as Level III inputs as defined by SFAS No. 157. Level III inputs are defined as unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

For the estimation the fair value of the remaining March Loans, we calculated the discounted future cash flow by using a comparable market interest. The comparable market interest rate was calculated as 21.62% computed by 20% nominal interest and 1.62% risk free interest.

As of June 30, 2008, we recorded the remaining New Convertible Loan at fair value in the consolidated balance sheets based on Company's management estimation. In determining the fair value, we have considered a number of factors, including valuations and appraisals. The lowest level of inputs used to estimate the fair value of the remaining New Convertible Loan is considered as Level III inputs as defined by SFAS No. 157. Level III inputs are defined as unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

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

We have not yet received any proceeds under the ELOC Arrangement and are not entitled to any proceeds until the registration statement with respect to the shares that may be issued under the ELOC Arrangement is effective. The ELOC Arrangement will remain in effect until the earlier of 24 months following the effective date of the registration statement and November 10, 2010, unless otherwise terminated by us or Tailor-Made pursuant to the terms of the ELOC Arrangement. In connection with the ELOC Arrangement, we issued Tailor-Made 75,000 shares of common stock as a commitment fee and a five year warrant to purchase up to 312,500 shares of our common stock at an exercise price of $4.10 per share (subject to adjustment in case of stock dividends and stock splits). The amount attributed to the issuance of these shares of common stock was $284,000 (net of $9,000 of issuance costs) and was recorded as financial expenses during 2007. The warrant issued to Tailor-Made will vest proportionally to the value of the shares purchased by Tailor-Made under the ELOC Arrangement at the time of purchase. As of June 30, 2008, none of the warrants had vested; accordingly, no financial expenses were recorded.

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

Cash Flow Analysis

Our continuing operating activities used cash in the amount of approximately $9.6 million for the six months ended June 30, 2008, compared with cash used in operating activities of approximately $16.5 million for the six months ended June 30, 2007. This decrease was mainly attributable to our continuing investment in product development, our sales and marketing efforts related to expanding our business, an increase in our headcount and fixed overhead and facility costs and to increased general working capital needs.

Our investing activities relating to our continuing operations used cash in the amount of $116,000 for the six months ended June 30, 2008, compared with cash used in investing activities of approximately $61,000 for the six months ended June 30, 2007. In each period, cash was primarily used for the purchase of property and equipment.

Our financing activities for the six months ended June 30, 2008 provided cash in the amount of approximately $516,000, which consisted mainly of proceeds from short term bank credit. Our financing activities for the six months ended June 30, 2007 provided cash of approximately $45.4 million. These are due to proceeds from issuance of common stock in reverse acquisition of ITAC, net of issuance costs, of $33.4 million and proceeds from convertible loan of approximately $6.0 million, proceeds from short term loan of approximately $5.0 million, and proceeds from short-term bank credit in the amount of approximately $0.9 million.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS

The following information updates, and should be read in conjunction with, the information disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2007. The risks described in our Annual Report on Form 10-K and herein are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The strategic initiatives adopted by the Board in August, 2008, may not be successful in allowing the Company to continue as a going concern.

On August 12, 2008, the Company’s Board of Directors approved several strategic initiatives intended to refocus the Company’s activities and to reduce operating costs. Under this revised strategic plan, which includes a reduction of approximately twenty-five percent of its headcount and the closing of its U.S. facilities, the Company will focus on serving customers in the European and Asian Pacific markets. Despite these strategic initiatives, the Company is likely to continue to have negative cash flows from its operating activities for the foreseeable future. In addition, the Company’s failure to add customers in the United States and its expectation that it will not be able to do so in the foreseeable future may result in the Company’s revenues not increasing, or even decreasing revenues. At August 15, 2008, the Company had cash and cash equivalents of approximately $5.7 million, while its operating expenses during the three months ended June 30, 2008 were $7.4 million. As a result, notwithstanding these new strategic initiatives, the Company will need to raise additional capital in the near future in order to continue as a going concern, and there can be no assurance that it will be successful in doing so or that, even if the Company is able to raise additional capital, such capital will be sufficient to allow the Company to continue as a going concern.

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

Dated: August 19, 2008	IXI MOBILE, INC.

	By:	/s/ Israel Frieder
Israel Frieder
Chairman of the Board of Directors and Chief Executive Officer

	By:	/s/ Motti Gil
Motti Gil
Vice President and Chief Financial Officer